Form 10-Q
period 1994-03-30
RYANS FAMILY STEAKHOUSES INC
filed 1994-08-17
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended March 30, 1994

                   Commission File No. 0-10943


                RYAN'S FAMILY STEAK HOUSES, INC.
     (Exact name of registrant as specified in its charter)

           South Carolina           No. 57-0657895
  (State or other jurisdiction    (I.R.S. Employer
        of incorporation)        Identification No.)

                      405 Lancaster Avenue
                          P. O. Box 100
                   Greer, South Carolina 29652
                 (Address of principal executive
                  offices, including zip code)

                          803-879-1000
      (Registrant's telephone number, including area code)

- -------------------------------------------------------------------
                              ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes     X      No ________

The number of shares outstanding of each of the registrant's classes of common stock as of March 30, 1994:

       53,421,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS

                           (Unaudited)
                                         Quarter Ended
                                     March 30,   March 31,
                                        1994         1993

Restaurant sales                   $106,892,000   90,388,000

Operating expenses:
  Food and beverage                  43,142,000   36,877,000
  Payroll and benefits               29,983,000   25,355,000
  Depreciation                        4,168,000    3,555,000
  Amortization of pre-opening costs     660,000      424,000
  Other operating expenses           12,854,000   10,094,000

     Total operating expenses        90,807,000   76,305,000

General and administrative expenses   5,388,000    3,640,000
Interest expense                        102,000       60,000
Revenues from franchised restaurants   (624,000)   (728,000)
Other income                           (319,000)   (346,000)

Earnings before income taxes         11,538,000   11,457,000
Income taxes                          4,269,000    4,293,000

     Net earnings                    $7,269,000    7,164,000

Net earnings per common and common
  equivalent share                     $    .14          .13

Weighted average shares              53,658,000   53,759,000


See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS

                                     March 30,  December 29,
                                        1994        1993

ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents          $2,835,000     1,946,000
 Receivables                         1,796,000     1,851,000
 Inventories                         2,899,000     2,684,000
 Prepaid expenses                    1,542,000     1,562,000
 Deferred income taxes               1,469,000     1,469,000
     Total current assets           10,541,000     9,512,000

Property and equipment:
 Land and improvements              78,051,000    77,601,000
 Buildings                         172,893,000   170,236,000
 Equipment                         120,461,000   116,357,000
 Construction in progress           37,588,000    27,525,000

                                   408,993,000   391,719,000
 Less accumulated depreciation      75,528,000    71,866,000
     Net property and equipment    333,465,000   319,853,000

Other assets                         4,830,000     4,156,000

                                  $348,836,000   333,521,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                      56,400,000    58,100,000
 Accounts payable                   13,208,000    10,944,000
 Income taxes                        3,996,000     1,303,000
 Accrued liabilities                19,236,000    14,515,000
     Total current liabilities      92,840,000    84,862,000

Deferred income taxes                9,996,000     9,953,000

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 53,421,000 shares in 1994
 and 53,415,000 shares in 1993						53,421,000	 			53,415,000
 Additional paid-in capital          6,532,000 	    6,513,000
 Retained earnings	                186,047,000    178,778,000
     Total shareholders' equity    246,000,000    238,706,000

                                  $348,836,000    333,521,000

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

			                                         Quarter Ended
   			                                  March 30,     March 31,
      			                                 1994           1993
Cash flows from operating activities:
 Net earnings			                       $7,269,000     7,164,000
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
  Depreciation and amortization			      5,041,000     4,119,000
  Gain on sale of property and
   equipment                  			            -          (67,000)
  Decrease (increase) in:
   Receivables           			               55,000        46,000
   Inventories           	   			         (215,000)     (291,000)
   Other current assets   	     			      (640,000)     (602,000)
   Other assets            	       			   (676,000)          -
  Increase (decrease) in:
   Accounts payable                     2,264,000     2,764,000
   Income taxes                         2,693,000     3,249,000
   Accrued liabilities                  4,721,000      (200,000)
   Deferred income taxes                   43,000        43,000

Net cash provided by
  operating activities																	20,555,000    16,225,000

Cash flows from investing activities:
 Proceeds from sale of property and
  equipment   			                            -          295,000
 Capital expenditures				             (17,991,000)  (17,456,000)

Net cash used in investing activities	(17,991,000) 	(17,161,000)

Cash flows from financing activities:
 Net repayment of notes payable   				 (1,700,000)         -
 Proceeds from the issuance of
  common stock  			                        25,000       135,000

Net cash provided (used) by financing
  activities 				                      (1,675,000)      135,000

Net increase (decrease) in cash and
  cash equivalents 			                    889,000	     (801,000)

Cash and cash equivalents-beginning
  of period			                          1,946,000     1,730,000

Cash and cash equivalents-end of
  period																															$2,835,000			    929,000

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


            I.  For the Quarter ended March 30, 1994
                           (Unaudited)

									                               	    Additional
         									                Common 				Paid-In      Retained
                  									       Stock  				Capital      Earnings     Total

Balances at December 29, 1993   $53,415,000 	6,513,000  178,778,000  238,706,000

 Net earnings                          -          -       7,269,000    7,269,000

 Issuance of common stock
  under Stock Option Plans           6,000      19,000         -          25,000

Balances at March 30, 1994     $53,421,000   6,532,000  186,047,000  246,000,000

            II.  For the Quarter ended March 31, 1993
                           (Unaudited)


                                             Additional
                               Common        Paid-In     Retained
                               Stock         Capital     Earnings     Total

Balances at December 30, 1992  $53,337,000  6,106,000   150,236,000  209,679,000

 Net earnings                         -          -        7,164,000    7,164,000

 Issuance of common stock
  under Stock Option Plans          29,000    106,000          -         135,000

Balances at March 31, 1993     $53,366,000  6,212,000   157,400,000  216,978,000

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 30, 1994
                           (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the quarter ended March 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1994. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1993.

Note 2.  Earnings Per Share

Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are represented by shares under option.

Note 3.  Reclassifications

Certain  1993 amounts in the accompanying consolidated  financial
statements  have  been  reclassified  to  conform  to  the   1994
presentation.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended March 30, 1994 versus March 31, 1993

The Company experienced strong sales growth during the first quarter of 1994 with restaurant sales up 18% over the comparable quarter of 1993. Substantially all of the increase resulted from the 18% unit growth of Company-owned restaurants, which totaled 198 at March 30, 1994 and 170 at March 31, 1993. Same-store sales, or average unit sales in restaurants that have been open for at least 18 months and operated during comparable weeks during the current and prior years, were flat during the quarter compared to a 4.6% decline during the first quarter of 1993. During 1994, sales gains in February and March offset much of the unfavorable impact from January's severe winter storms.

Total costs and expenses of Company-owned restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 85.0% during the first quarter of 1994 compared to 84.4% in 1993. In 1994, the Company benefited from favorable beef prices, resulting in 0.4% reduction in food costs, as a percent of sales, during the quarter. Payroll and benefits remained at 28.1% of sales during both 1994 and 1993. All other operating costs, including depreciation and amortization of pre-opening costs, increased to 16.6% of sales in 1994 compared to 15.6% in 1993 due to higher utility, insurance and store-based promotional costs. Based on these factors, the Company's gross operating margins at the restaurant level were 15.0% and 15.6% for the first quarters of 1994 and 1993, respectively.

General and administrative expenses increased to 5.0% of sales compared to 4.0% in 1993. Approximately one-half of the increase resulted from a $551,000 addition to bad debt expense due to the uncertainty surrounding the payment of royalty fees from the Company's Florida franchisee (see next paragraph). Higher training and supervision costs were the principal reasons underlying the remaining increase.

Franchise revenues decreased 14.3% due to less franchised restaurants, which totaled 33 at March 30, 1994 and 36 at March 31, 1993, and a slightly lower overall effective royalty rate. In accordance with the Company's accounting policies, all franchise royalties earned were recognized as income during the quarter. This income includes royalties due from the Company's largest franchisee, Family Steak Houses of Florida, Inc. ("Family"), which has been unable to pay its royalty fees since August 1993. The Company has held extensive negotiations with Family over the past several months and has further meetings scheduled with Family's new management. As noted in the previous paragraph, bad debt reserves were increased by $551,000, which equals the first quarter royalties due from Family under current contractual terms. There can be no assurance that either the past due or current royalty fees will be collected.

The effective income tax rates used for the first quarters of 1994 and 1993 were 37.0% and 37.5%, respectively.

Net earnings for the first quarter of 1994 amounted to $7.3 million compared to $7.2 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are primarily derived from cash sales. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At March 30, 1994, the Company's working capital was a $82.3 million deficit compared to a $75.4 million deficit at December 29, 1993. Included in these amounts are borrowings of $56.4 million and $58.1 million, respectively, under bank lines of credit (see next paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $20.6 million for the quarter ended March 30, 1994.

Total capital expenditures for the first quarter of 1994 amounted to $18.0 million. During 1994, Ryan's plans to build and open 20 new restaurants and remodel approximately 40 restaurants. All remodel projects are planned to include the installation of a scatter bar format. During the quarter, Ryan's opened 6 new restaurants and closed 2 unprofitable stores. Total capital expenditures for 1994 are estimated at $63 million. Management estimates that external funding requirements for 1994 will not exceed $5 million. The Company has formal and informal bank lines of credit totaling $85 million at floating short-term rates, of which $56.4 million was utilized and classified as current debt at March 30, 1994. The Company owns all of its property and equipment and is under no significant lease obligations other than for three parcels of land which are under lease for at least 35 years.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utilities costs. Food costs are expected to increase slightly during the second and third quarters of 1994 as beef prices begin their normal seasonal upward trend. Also, a significant number of the Company's restaurant employees are paid at the minimum wage and, accordingly, changes in the Federal minimum wage affect the Company's payroll costs. The Federal minimum wage last increased in April 1991. No further increases have been legislated. Future benefit costs may be
affected   by  future  legislated  changes  in  medical   insurance
coverage.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing increased costs on to its customers. Annual menu price increases have consistently ranged from 1% to 3%.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None reportable.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The Registrant's Annual Meeting of Shareholders was held on April 28, 1994.
          (b) All members of the Board of Directors, consisting of Mssrs. Way, MacKenzie, McCranie, Shoemaker, Edwards and Roberts were re-elected as Directors. Mr. Cockman was elected a Director for the first time.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  None.
          (b)  None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         RYAN'S FAMILY STEAK HOUSES, INC.
                         (Registrant)




                         /s/Charles D. Way
May 9, 1994              Charles D. Way
                         Chairman, President and Chief Executive
																									Officer




                         /s/Fred T. Grant, Jr.
May 9, 1994              Fred T. Grant, Jr.
                         Vice President-Finance and Treasurer



                         /s/Richard D. Sieradzki
May 9, 1994              Richard D. Sieradzki
                         Controller