Form 10-Q
period 1994-06-29
RYANS FAMILY STEAKHOUSES INC
filed 1994-08-17
CIK 355622

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter ended June 29, 1994

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

- --------------------------------------------------------------
                          ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes     X                     No ________

The number of shares outstanding of each of the registrant's classes of common stock as of June 29, 1994:

     53,424,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

              RYAN'S FAMILY STEAK HOUSES, INC.


             CONSOLIDATED STATEMENTS OF EARNINGS

                         (Unaudited)
                                         Quarter Ended
                                   June 29,       June 30,
                                    1994             1993
Restaurant sales                $114,777,000     101,277,000

Operating expenses:
  Food and beverage             46,812,000        42,509,000
  Payroll and benefits          31,183,000        28,088,000
  Depreciation                   4,266,000         3,731,000
  Amortization of pre-opening
    costs																          625,000											510,000
  Other operating expenses      13,391,000        11,094,000

     Total operating expenses   96,277,000        85,932,000

General and administrative
  expenses													          4,583,000								3,577,000
Interest expense                   190,000           14,000
Revenues from franchised
  restaurants 												         (80,000)								(675,000)
Other income                      (204,000)         (58,000)

Earnings before income taxes    14,011,000        12,487,000
Income taxes                     5,184,000         4,559,000

     Net earnings               $8,827,000         7,928,000

Net earnings per common and
  common equivalent share       $      .16               .15

Weighted average shares         53,598,000        53,642,000


See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.


             CONSOLIDATED STATEMENTS OF EARNINGS

                         (Unaudited)
                                         Six Months Ended
                                   June 29,       June 30,
                                    1994             1993
Restaurant sales                $221,669,000     191,665,000

Operating expenses:
  Food and beverage             89,954,000        79,386,000
  Payroll and benefits          61,166,000        53,443,000
  Depreciation                   8,434,000         7,286,000
  Amortization of pre-opening
    costs 															        1,285,000											934,000
  Other operating expenses      26,245,000        21,188,000

     Total operating expenses  187,084,000 	     162,237,000

General and administrative
  expenses 													         9,420,000									7,217,000
Interest expense                   292,000            74,000
Revenues from franchised
  restaurants											          (153,000)							(1,403,000)
Other income                      (523,000)         (404,000)

Earnings before income taxes    25,549,000        23,944,000
Income taxes                     9,453,000         8,852,000

     Net earnings              $16,096,000  	     15,092,000

Net earnings per common and
  common equivalent share       $      .30               .28

Weighted average shares         53,628,000        53,701,000

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

                 CONSOLIDATED BALANCE SHEETS

                                 June 29,   December 29,
                                    1994        1993
                                 (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents       $ 214,000    1,946,000
 Receivables                     1,920,000    1,851,000
 Inventories                     2,885,000    2,684,000
 Deferred income taxes           1,469,000    1,469,000
 Other current assets            1,500,000    1,562,000

  Total current assets           7,988,000    9,512,000

Property and equipment:
 Land and  improvements         81,848,000   77,601,000
 Buildings                     182,228,000  170,236,000
 Equipment                     126,015,000  116,357,000
 Construction in progress       32,462,000   27,525,000
                               422,553,000  391,719,000
 Less accumulated depreciation  80,156,000   71,866,000
  Net property and equipment   342,397,000  319,853,000

Other assets                     4,806,000    4,156,000

                              $355,191,000  333,521,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                  57,900,000   58,100,000
 Accounts payable               11,990,000   10,944,000
 Income taxes payable              183,000    1,303,000
 Accrued liabilities            20,228,000   14,515,000

  Total current liabilities     90,301,000   84,862,000

Deferred income taxes           10,048,000    9,953,000

Shareholders' equity:
 Common stock of $1.00 par value;
   authorized 100,000,000 shares;
   issued 53,424,000 shares in
   1994  and  53,415,000  shares
   in  1993                     53,424,000   53,415,000
 Additional paid-in capital      6,544,000    6,513,000
 Retained earnings             194,874,000		178,778,000

  Total shareholders' equity   254,842,000  238,706,000

                              $355,191,000  333,521,000

See accompanying notes to consolidated financial statements.

      								RYAN'S FAMILY STEAK HOUSES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                            Six Months Ended
                                          June 29,    June 30,
                                            1994        1993
Cash flows from operating activities:
 Net earnings                           $16,096,000   15,092,000
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation and amortization         10,319,000    8,550,000
   Gain on sale of property and equipment  (162,000)     (67,000)
   Decrease (increase) in:
    Receivables                             (69,000)    (148,000)
    Inventories                            (201,000)    (403,000)
    Other current assets                 (1,246,000)  (1,442,000)
    Other assets                           (654,000)       1,000
   Increase (decrease) in:
    Accounts payable      	               1,046,000    2,859,000
    Income taxes                         (1,120,000)    (850,000)
    Accrued liabilities                   5,713,000    2,798,000
    Deferred income taxes                    95,000       89,000

Net cash provided by operating
  activities                             29,817,000   26,479,000

Cash flows from investing activities:
 Proceeds from sale of property
   and equipment                            431,000      295,000
 Capital expenditures                   (31,820,000) (34,647,000)

Net cash used in investing activities   (31,389,000) (34,352,000)

Cash flows from financing activities:
 Net proceeds from (repayment of)
   notes payable                           (200,000)   6,000,000
 Proceeds from issuance of common stock      40,000      343,000

Net cash provided by (used in)
 financing activities                      (160,000)   6,343,000

Net decrease in cash and cash
  equivalents                            (1,732,000)  (1,530,000)

Cash and cash equivalents -
  beginning of period                     1,946,000    1,730,000

Cash and cash equivalents -
  end of period                          $  214,000      200,000


See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


           I.  For the Quarter ended June 29, 1994
                         (Unaudited)

                                           Additional
                                   Common    Paid-In   Retained
                                   Stock     Capital   Earnings     Total


Balances at December 29, 1993  $53,415,000  6,513,000  178,778,000   238,706,000

  Net earnings                       -           -      16,096,000    16,096,000

 Issuance of common stock
   under Stock Option Plans         9,000      31,000         -           40,000

Balances at June 29, 1994     $53,424,000   6,544,000  194,874,000   254,842,000



          II.  For the Quarter ended June 30, 1993
                         (Unaudited)


  							                                    Additional
         							                     Common    Paid-In   Retained
                							              Stock     Capital   Earnings    Total

Balances at December 30, 1992    $53,337,000  6,106,000  150,236,000 209,679,000

  Net earnings                          -          -      15,092,000  15,092,000

 Issuance of common stock
  under Stock Option Plans            68,000    275,000         -        343,000

Balances at June 30, 1993        $53,405,000  6,381,000  165,328,000  225,114,000

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        June 29, 1994
                         (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the quarter and the six months ended June 29, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1993.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended June 29, 1994 versus June 30, 1993

The Company experienced strong sales growth during the second quarter of 1994 with restaurant sales up 13% over the comparable quarter of 1993. Substantially all of the increase resulted from the 15% unit growth of Company-owned restaurants, which totaled 202 at June 29, 1994 and 178 at June 30, 1993. Same-store sales, or average unit sales in restaurants that have been open for at least 18 months and operated during comparable weeks during the current and prior years, declined 1.1% during the quarter compared to a 2.8% decline during the second quarter of 1993.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 83.9% during the second quarter of 1994 compared to 84.8% in 1993. In 1994, the Company benefited from favorable beef and chicken prices, resulting in 1.2% reduction in food costs, as a percent of sales, during the quarter. Payroll and benefits decreased to 27.2% of sales in 1994 from 27.7% in 1993 due to improved controls over store-level payroll and lower workers' compensation costs. All other operating costs, including depreciation and amortization of pre-opening costs, increased to 15.9% of sales in 1994 compared to 15.1% in 1993 due to higher utility, repairs and maintenance and store-based promotional costs. Also, it should be noted that many other operating costs, including depreciation and amortization of pre-opening costs, are fixed costs, and a decline in same-store sales would increase their impact on margins. Based on these factors, the Company's gross operating margins at the restaurant level were 16.1% and 15.2% for the second quarters of 1994 and 1993, respectively.

General and administrative expenses increased to 4.0% of sales compared to 3.5% in 1993. Higher personnel costs were the principal reason underlying the increase. It should again be noted that many general and administrative expenses are fixed costs, and a decline in same-store sales would increase their impact on margins.

Revenues from franchised restaurants, which numbered 31 at June 29, 1994 and 36 at June 30, 1993, decreased by $595,000 due principally to the nonrecognition of royalty income from the Company's largest franchisee, Family Steak Houses of Florida, Inc. ("Family"). Through June 29, 1994, this franchisee had not paid any royalty fees since August 1993. Following extensive negotiations, partial payments on the past-due balance and current royalty payments were made by Family in July 1994 and again in August 1994. All future payments from Family will recognized as revenue on a cash basis after satisfaction of the current net outstanding receivable balance, which amounted to approximately $114,000 after application of the aforementioned payments. Based on projected payment dates, management anticipates that no significant amounts of royalty income will be included in the Company's financial results until the fourth quarter of 1994. However, in spite of recent developments, there can be no assurance that either the remaining past due or future royalty fees will be collected.

Interest  expense  increased by  $176,000,  to
0.2% of sales, resulting principally from less capitalized interest, which reflects 1994's lower level of construction activity in relation to the Company's outstanding debt. Also, the Company's effective average interest rate increased to 4.4% in 1994 compared to 3.5% in 1993.

The effective income tax rates used for the second quarters of 1994 and 1993 were 37.0% and 36.5%, respectively. It should be noted that in August 1993 the "Omnibus Budget Reconciliation Act of 1993" was enacted, raising the Federal corporate tax rate 1% to 35%

Net earnings for the second quarter of 1994 amounted to $8.8 million compared to $7.9 million in 1993.

Six Months June 29, 1994 versus June 30, 1993

For the six months ended June 29, 1994, revenues were up 16% compared to the same period in 1993, principally due to 15% average unit growth. Same-store sales declined 0.6% during the first six months of 1994 compared to a 3.7% decline in 1993.

Six-month costs and expenses as detailed above were 84.4% and 84.6% of Company-owned restaurant sales for 1994 and 1993, respectively. During the first six months of 1994, costs and expenses were most affected by the following offsetting factors: (1) the decrease in food and beverage costs (see second quarter discussion above) and (2) the negative leverage of fixed costs resulting from the decline in same-store sales. Depreciation, amortization of pre-opening costs and other operating expenses increased to 16.2% in 1994 compared to 15.3% in 1993. Based on these factors, the Company's gross operating margins at the restaurant level were 15.6% and 15.4% for the second six months of 1994 and 1993, respectively.

General and administrative expenses as a percentage of total revenues were 4.2% in 1994 and 3.8% in 1993. Revenues from franchised restaurants decreased by $1,250,000 due principally to the nonrecognition of royalty income from the Company's largest franchisee, Family Steak Houses of Florida, Inc. (see second quarter discussion above).
Effective income tax rates used for the six-month periods were 37.0% in both 1994 and 1993.

Net earnings for the first six months of 1994 amounted to $16.1 million compared to $15.1 million in 1993.


LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are primarily derived from cash sales. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At June 29, 1994, the Company's working capital was a $82.3 million deficit compared to a $75.4 million deficit at December 29, 1993. Included in these amounts are borrowings of $57.9 million and $58.1 million, respectively, under bank lines of credit (see next paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $29.8 million for the six months ended June 29, 1994.

Total capital expenditures for the first six months of 1994 amounted to $31.8 million. During 1994, Ryan's plans to build and open 20 new restaurants and install scatter bars in approximately 40 restaurants. During the quarter, Ryan's opened 5 new restaurants and closed 1 unprofitable store. Total capital expenditures for 1994 are estimated at $62 million. Management estimates that external funding requirements for 1994 will range from $5 million to $7 million. The Company has formal and informal bank lines of credit totaling $85 million at floating short-term rates, of which $57.9 million was utilized and classified as current debt at June 29, 1994. The Company owns all of its property and equipment and is under no significant lease obligations other than for three parcels of land which are under lease for at least 35 years.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utilities costs. Also, a significant number of the Company's restaurant employees are paid at the minimum wage and, accordingly, changes in the Federal minimum wage affect the Company's payroll costs. The Federal minimum wage last increased in April 1991, and no further increases have been legislated. Future benefit costs may be affected by future legislated changes in medical insurance coverage.

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

          None reportable.

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


RYAN'S FAMILY STEAK HOUSES, INC.
                                   (Registrant)



                         /s/Charles D. Way
August 12, 1994          Charles D. Way
                         Chairman, President and Chief Executive Officer



                         /s/Fred T. Grant, Jr.
August 12, 1994          Fred T. Grant, Jr.
                         Vice President-Finance and Treasurer



                         /s/Richard D. Sieradzki
August 12, 1994          Richard D. Sieradzki
                         Controller