Form 10-Q
period 1994-09-28
RYANS FAMILY STEAKHOUSES INC
filed 1994-11-14
CIK 355622

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarter ended September 28, 1994

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

- - - --------------------------------------------------------------
                          ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes     X                     No ________

The number of shares outstanding of each of the registrant's classes of common stock as of September 28, 1994:

     53,430,000 shares of common stock, $1.00 Par Value


PART I.  FINANCIAL INFORMATION

              RYAN'S FAMILY STEAK HOUSES, INC.


             CONSOLIDATED STATEMENTS OF EARNINGS

                         (Unaudited)

                                         Quarter Ended
                                September 28,   September 29,
                                    1994             1993

Restaurant sales                $115,011,000     104,102,000

Operating expenses:
  Food and beverage             46,591,000        42,694,000
  Payroll and benefits          31,972,000        28,998,000
  Depreciation                   4,427,000         3,991,000
     Amortization    of   pre-opening   costs          583,000
552,000
  Other operating expenses      14,104,000        12,453,000

     Total operating expenses   97,677,000        88,688,000

General    and    administrative   expenses          4,938,000
4,224,000
Interest expense                   217,000            20,000
Revenues    from   franchised   restaurants          (110,000)
(596,000)
Other income                      (157,000)         (69,000)

Earnings before income taxes    12,446,000        11,835,000
Income taxes                     4,606,000         4,432,000

     Net earnings               $7,840,000         7,403,000

Net earnings per common and common
  equivalent share              $      .15               .14

Weighted average shares         53,520,000        53,686,000



See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.


             CONSOLIDATED STATEMENTS OF EARNINGS

                         (Unaudited)

                                         Nine Months Ended
                                September 28,  September 29,
                                    1994             1993

Restaurant sales                $336,680,000     295,767,000

Operating expenses:
  Food and beverage             136,545,000      122,080,000
  Payroll and benefits          93,138,000        82,441,000
  Depreciation                  12,861,000        11,277,000
     Amortization   of   pre-opening   costs         1,868,000
1,486,000
  Other operating expenses      40,349,000         33,641,000

     Total operating expenses   284,761,000      250,925,000

General    and   administrative   expenses          14,358,000
11,441,000
Interest expense                   509,000            94,000
Revenues    from   franchised   restaurants          (263,000)
(1,999,000)
Other income                      (680,000)        (473,000)

Earnings before income taxes    37,995,000        35,779,000
Income taxes                    14,059,000         13,284,000

     Net earnings               $23,936,000       22,495,000

Net earnings per common and common
  equivalent share              $      .45               .42

Weighted average shares         53,592,000        53,696,000



See accompanying notes to consolidated financial statements.
              RYAN'S FAMILY STEAK HOUSES, INC.

                 CONSOLIDATED BALANCE SHEETS

                                 September 28,December 29,
                                    1994         1993
                                 (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents       $ 242,000    1,946,000
 Receivables                     2,202,000    1,851,000
 Inventories                     3,027,000    2,684,000
 Deferred income taxes           1,469,000    1,469,000
 Other current assets              1,300,000   1,562,000
  Total current assets           8,240,000    9,512,000

Property and equipment:
 Land and  improvements         81,751,000   77,601,000
 Buildings                     183,651,000  170,236,000
 Equipment                     127,207,000  116,357,000
 Construction in progress         44,589,000 27,525,000
                               437,198,000  391,719,000
 Less accumulated depreciation  84,886,000   71,866,000
  Net property and equipment   352,312,000  319,853,000

Other assets                       5,525,000  4,156,000

                                $366,077,000333,521,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                  60,500,000   58,100,000
 Accounts payable               12,466,000   10,944,000
 Income taxes payable              471,000    1,303,000
 Accrued liabilities             19,839,000  14,515,000
  Total current liabilities     93,276,000   84,862,000

Deferred income taxes           10,094,000    9,953,000

Shareholders' equity:
 Common stock of $1.00 par value;
  authorized 100,000,000 shares;
  issued 53,430,000 shares in 1994
   and  53,415,000  shares in  1993               53,430,000
53,415,000
 Additional paid-in capital      6,563,000    6,513,000
 Retained earnings               202,714,000178,778,000
  Total shareholders' equity   262,707,000  238,706,000
                              $366,077,000  333,521,000

See accompanying notes to consolidated financial statements.
              RYAN'S FAMILY STEAK HOUSES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                             Nine Months Ended
                                        September 28,  September 29,
                                           1994           1993
Cash flows from operating activities:
  Net earnings                         $23,936,000     22,495,000
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization     15,650,000     13,287,000
      Gain on sale of property and equipment(232,000)    (74,000)
      Decrease (increase) in:
        Receivables                      (351,000)         56,000
        Inventories                      (343,000)      (461,000)
        Other current assets           (1,628,000)      (223,000)
        Other assets                   (1,375,000)    (2,641,000)
      Increase (decrease) in:
        Accounts payable                 1,522,000      2,747,000
        Income taxes                     (832,000)      (924,000)
        Accrued liabilities              5,324,000      3,615,000
        Deferred income taxes              141,000        133,000

Net  cash  provided  by  operating activities               41,812,000
38,010,000

Cash flows from investing activities:
  Proceeds from sale of property and equipment2,928,000   302,000
  Capital expenditures                  (48,909,000)   (49,796,000)

Net cash used in investing activities   (45,981,000)   (49,494,000)

Cash flows from financing activities:
  Net proceeds from notes payable        2,400,000      9,600,000
    Proceeds  from  issuance  of  common  stock                 65,000
324,000

Net  cash  provided  by  financing  activities               2,465,000
9,924,000

Net decrease in cash and cash equivalents(1,704,000)  (1,560,000)

Cash  and  cash  equivalents - beginning  of  period         1,946,000
1,730,000

Cash  and  cash  equivalents -  end  of  period         $      242,000
170,000




See accompanying notes to consolidated financial statements.




              RYAN'S FAMILY STEAK HOUSES, INC.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


      I.  For the Nine Months ended September 28, 1994
                         (Unaudited)

                                    Additional
                            Common    Paid-In   Retained
                            Stock     Capital   Earnings     Total


Balances    at    December    29,    1993$53,415,0006,513,000178,778,000
238,706,000

  Net  earnings                 -                        -  23,936,000
23,936,000

 Issuance of common stock
    under   Stock   Option  Plans     15,000             50,000        -
65,000

Balances   at   September  28,  1994$53,430,000   6,563,000202,714,000

262,707,000





      II.  For the Nine Months ended September 29, 1993
                         (Unaudited)


                                    Additional
                            Common    Paid-In   Retained
                            Stock     Capital   Earnings    Total

Balances    at    December   30,   1992$53,337,0006,106,000150,236,000
209,679,000

  Net  earnings                 -                        -  22,495,000
22,495,000

 Issuance of common stock
  under Stock Option Plans    67,000  257,000       -        324,000

Balances    at   September   29,   1993$53,404,0006,363,000172,731,000
232,498,000





See accompanying notes to consolidated financial statements.


              RYAN'S FAMILY STEAK HOUSES, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     September 28, 1994
                         (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the quarter and the nine months ended September 28, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1993.

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


RESULTS OF OPERATIONS

Quarter Ended September 28, 1994 versus September 29, 1993

The Company experienced strong sales growth during the third quarter of 1994 with restaurant sales up 10% over the comparable quarter of 1993. Substantially all of the increase resulted from the 13% unit growth of Company-owned restaurants, which totaled 208 at September 28, 1994 and 186 at September 29, 1993. Same-store sales, or average unit sales in restaurants that have been open for at least 18 months and operated during comparable weeks during the current and prior years, declined 2.0% during the quarter compared to a 1.2% decline during the third quarter of 1993.

An improving sales trend was apparent at the end of the quarter as September's same-store sales declined by only 0.8%. The Company's management attributes this improvement principally to the accelerated rollout of scatter bar systems into its restaurants. At the end of the third quarter, scatter bars had been installed in 47 existing restaurants, with approximately one-half of the installations occurring during the third quarter. All new restaurants open with scatter bars. Management anticipates that approximately 50% of all Company-owned restaurants will have scatter bars at the end of 1994. Substantially all restaurants will have scatter bars by the end of 1995.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 84.9% during the third quarter of 1994 compared to 85.2% in 1993. In 1994, the Company benefited from lower chicken and soft drink syrup prices, resulting in 0.5% reduction in food costs, as a percent of sales. Payroll and benefits decreased slightly to 27.8% of sales in 1994 from 27.9% in 1993 due to lower workers' compensation costs. All other operating costs, including depreciation and amortization of pre-opening costs, increased to 16.6% of sales in 1994 compared to 16.3% in 1993. Increases in utility, sanitation, property taxes and store-based promotional costs were substantially offset by lower insurance costs. It should be noted that many other operating costs, including depreciation and amortization of pre-opening costs, are fixed costs, and a decline in same-store sales would increase their impact on margins. Based on these factors, the Company's gross operating margins at the restaurant level were 15.1% and 14.8% for the third quarters of 1994 and 1993, respectively.

General and administrative expenses increased to 4.3% of sales compared to 4.1% in 1993. Increases in personnel and advertising costs were partially offset by lower legal costs. It should again be noted that many general and administrative expenses are fixed costs, and a decline in same-store sales would increase their impact on margins.

Revenues from franchised restaurants, which numbered 30 at September 28, 1994 and 35 at September 29, 1993, decreased by $486,000 due principally to the nonrecognition of royalty income from the Company's largest franchisee, Family Steak
Houses of Florida, Inc. ("Family"). Prior to the third quarter, this franchisee had not paid any royalty fees since August 1993. During the third quarter, an agreement was reached with Family regarding both past-due and future royalty fees. This agreement provided for a $236,000 cash payment by Family, the relinquishment of Family's exclusive development rights in certain counties in South Florida and the Florida panhandle (subject to first refusal and buy-back rights of Family), an $800,000 long-term note payable to the Company and a reduction in the royalty fee rate from 4.25% to 3% until April 30, 1997, at which time the rate will increase to 4%. The relinquishment of development rights was valued at $500,000 and treated as a write-off of Family's past-due royalty fees. In addition, the agreement with Family decreased the required number of Ryan's Family Steak House restaurants in operation to 24 through the end of 1996 and to 25 at the end of 1997. Pursant to the agreement, the required number of restaurants in operation will then increase by 1 for each year after 1997. All required payments from Family to the Company subsequent to the agreement have been received in a timely manner. Commencing in 1994, the Company's accounting policy regarding Family's royalty fees has been to recognize future royalty fees on a cash basis pending the payment of a receivable balance outstanding at December 31, 1993. This outstanding receivable was fully paid during the third quarter, and, accordingly, all future payments, including payments required under the long-term note payable, will be recognized as revenue when received. Based on projected payment dates, management anticipates that royalty income will increase by approximately $375,000 per quarter, commencing with the fourth quarter of 1994. However, in spite of the third quarter's developments, there can be no assurance that either the remaining past due or future royalty fees will be collected.

Interest expense increased by $197,000 to 0.2% of sales, resulting principally from less capitalized interest, which reflects 1994's lower level of construction activity in relation to the Company's outstanding debt. Also, the Company's effective average interest rate increased to 5.0% in 1994 compared to 3.5% in 1993.

The effective income tax rates used for the third quarters of 1994 and 1993 were 37.0% and 37.4%, respectively.

Net earnings for the third quarter of 1994 amounted to $7.8 million compared to $7.4 million in 1993.

Nine Months September 28, 1994 versus September 29, 1993

For the nine months ended September 28, 1994, revenues were up 14% compared to the same period in 1993, principally due to 15% average unit growth. Same-store sales declined 1.0% during the first nine months of 1994 compared to a 2.9% decline in 1993.

Nine-month costs and expenses as detailed above were 84.6% and 84.8% of sales for 1994 and 1993, respectively. During the first nine months of 1994, costs and expenses were most affected by the following offsetting factors: (1) lower beef and chicken costs and (2) the negative leverage of fixed costs resulting from the decline in same-store sales. Depreciation, amortization of pre-opening costs and other operating expenses increased to 16.4% in 1994 compared to 15.7% in 1993. Based on these factors, the Company's gross operating margins at the restaurant level were 15.4% and 15.2% for the first nine months of 1994 and 1993, respectively.

General and administrative expenses as a percentage of total revenues were 4.3% in 1994 and 3.9% in 1993. Interest expense increased by $415,000 to 0.2% of sales due to the same factors indicated in the third quarter discussion. Revenues from franchised restaurants decreased by $1,736,000 due principally to the nonrecognition of royalty income from the Company's largest franchisee, Family Steak Houses of Florida, Inc. (see third quarter discussion above).
Effective income tax rates used for the nine-month periods were 37.0% in 1994 and 37.1% in 1993.

Net earnings for the first nine months of 1994 amounted to $23.9 million compared to $22.5 million in 1993.


LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are primarily derived from cash sales. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At September 28, 1994, the Company's working capital was a $85.0 million deficit compared to a $75.4 million deficit at December 29, 1993. Included in these amounts are borrowings of $60.5 million and $58.1 million, respectively, under bank lines of credit (see third succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $41.8 million for the nine months ended September 28, 1994.

Total capital expenditures for the first nine months of 1994 amounted to $48.9 million. During the same period, the Company opened 17 new Ryan's Family Steak House restaurants, closed 3 units and installed scatter bars in 35 existing restaurants. Current plans for the balance of 1994 call for 3 additional Ryan's, resulting in 20 new Ryan's for the year, and 26 additional scatter bars. Total capital expenditures for 1994 are estimated at $66 million.

The Company is also actively progressing with several casual dining concepts. The first two concepts will each open a restaurant during the fourth quarter of 1994. Both restaurants will serve as test units, and further expansion of these concepts will be limited pending review of their operating results.

The Company has formal and informal bank lines of credit totaling $105 million at floating short-term rates, of which $60.5 million was utilized and classified as current debt at September 28, 1994. Management estimates that for 1994 incremental external funding requirements will amount to approximately $10 million. Accordingly, total borrowings at the end of 1994 should approximate $68 million. The Company owns all of its property and equipment and is under no significant lease obligations other than for three parcels of land which are under lease for at least 35 years.


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
of Security Holders.

       None reportable.

Item 5.                       Other Information.

       None.

Item 6.                       Exhibits and Reports on Form  8-
K.

       (a)  None.
       (b)  None.


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RYAN'S FAMILY STEAK HOUSES, INC.
                                   (Registrant)




November 14, 1994        Charles D. Way
                           Chairman,  President  and   Chief
Executive                Officer




November 14, 1994        Fred T. Grant, Jr.
                            Vice    President-Finance    and
Treasurer




November 14, 1994        Richard D. Sieradzki
                         Controller