Form 10-Q/A
period 1994-09-28
RYANS FAMILY STEAKHOUSES INC
filed 1995-02-07
CIK 355622

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

s>
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

              RYAN'S FAMILY STEAK HOUSES, INC.

                 CONSOLIDATED BALANCE SHEETS

                                 September 28,   December 29,
                                    1994            1993
                                 (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents       $ 242,000    1,946,000
 Receivables                     2,202,000    1,851,000
 Inventories                     3,027,000    2,684,000
 Deferred income taxes           1,469,000    1,469,000
 Other current assets            1,300,000    1,562,000
  Total current assets           8,240,000    9,512,000

Property and equipment:
 Land and  improvements         81,751,000   77,601,000
 Buildings                     183,651,000  170,236,000
 Equipment                     127,207,000  116,357,000
 Construction in progress       44,589,000   27,525,000
                               437,198,000  391,719,000
 Less accumulated depreciation  84,886,000   71,866,000
  Net property and equipment   352,312,000  319,853,000

Other assets                     5,525,000    4,156,000

                              $366,077,000  333,521,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                  60,500,000   58,100,000
 Accounts payable               12,466,000   10,944,000
 Income taxes payable              471,000    1,303,000
 Accrued liabilities            19,839,000   14,515,000
  Total current liabilities     93,276,000   84,862,000

Deferred income taxes           10,094,000    9,953,000

Shareholders' equity:
 Common stock of $1.00
 par value; authorized
 100,000,000 shares; issued
 53,430,000 shares in 1994
 and  53,415,000
 shares in  1993                53,430,000   53,415,000
 Additional paid-in capital      6,563,000    6,513,000
 Retained earnings             202,714,000  178,778,000
  Total shareholders' equity   262,707,000  238,706,000
                              $366,077,000  333,521,000

See accompanying notes to consolidated financial statements.

      RYAN'S FAMILY STEAK HOUSES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                             Nine Months Ended
                                        September 28,  September 29,
                                           1994           1993
Cash flows from operating activities:
  Net earnings                         $23,936,000     22,495,000
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization     15,650,000     13,287,000
      Gain on sale of property
        and equipment                     (232,000)       (74,000)
      Decrease (increase) in:
        Receivables                       (351,000)        56,000
        Inventories                       (343,000)      (461,000)
        Other current assets            (1,628,000)      (223,000)
        Other assets                    (1,375,000)    (2,641,000)
      Increase (decrease) in:
       Accounts payable                  1,522,000      2,747,000
       Income taxes                       (832,000)      (924,000)
       Accrued liabilities               5,324,000      3,615,000
       Deferred income taxes               141,000        133,000

Net cash provided by operating
  activities                            41,812,000     38,010,000

Cash flows from investing activities:
  Proceeds from sale of property
     and equipment                       2,928,000        302,000
  Capital expenditures                 (48,909,000)   (49,796,000)

Net cash used in investing activities  (45,981,000)   (49,494,000)

Cash flows from financing activities:
  Net proceeds from notes payable        2,400,000      9,600,000
    Proceeds from issuance of
      common stock                          65,000        324,000

Net cash provided by financing
  activities                             2,465,000      9,924,000

Net decrease in cash and
  cash equivalents                      (1,704,000)    (1,560,000)

Cash and cash equivalents
   - beginning of period                 1,946,000      1,730,000

Cash and cash equivalents
   - end of period                  $      242,000        170,000



See accompanying notes to consolidated financial statements.



              RYAN'S FAMILY STEAK HOUSES, INC.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


      I.  For the Nine Months ended September 28, 1994
                         (Unaudited)

                                          Additional
                                 Common    Paid-In   Retained
                                 Stock     Capital   Earnings     Total


Balances at December 29, 1993  $53,415,000  6,513,000  178,778,000  238,706,000

  Net earnings                        -          -      23,936,000    23,936,000

 Issuance of common stock
   under Stock Option Plans         15,000     50,000         -           65,000

Balances at September 28, 1994 $53,430,000  6,563,000   202,714,000  262,707,000



      II.  For the Nine Months ended September 29, 1993
                         (Unaudited)


                                          Additional
                                  Common    Paid-In   Retained
                                   Stock     Capital   Earnings    Total

Balances at December 30, 1992   $53,337,000  6,106,000  150,236,000  209,679,000

  Net  earnings                        -           -     22,495,000   22,495,000

 Issuance of common stock
  under Stock Option Plans           67,000    257,000         -         324,000

Balances at September 29, 1993  $53,404,000  6,363,000  172,731,000  232,498,000




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

Nine Months September 28, 1994 versus September 29, 1993

For the nine months ended September 28, 1994, restaurant sales were up 14% compared to the same period in 1993, principally due to 15% average unit growth. Same-store sales declined 1.0% during the first nine months of 1994 compared to a 2.9% decline in 1993.

Nine-month costs and expenses as detailed above were 84.6% and 84.8% of sales for 1994 and 1993, respectively. During the first nine months of 1994, costs and expenses were most affected by the following offsetting factors: (1) lower beef and chicken costs and (2) the negative leverage of fixed costs resulting from the decline in same-store sales. Depreciation, amortization of pre-opening costs and other operating expenses increased to 16.4% of sales in 1994 compared to 15.7% in 1993. Based on these factors, the Company's gross operating margins at the restaurant level were 15.4% and 15.2% for the first nine months of 1994 and 1993, respectively.

General and administrative expenses as a percentage of sales were 4.3% in 1994 and 3.9% in 1993. Interest expense increased by
$415,000 to 0.2% of sales due to the same factors indicated in the third quarter discussion. Revenues from franchised restaurants decreased by $1,736,000 due principally to the nonrecognition of royalty income from the Company's largest franchisee, Family Steak Houses of Florida, Inc. (see third quarter discussion above). Effective income tax rates used for the nine-month periods were 37.0% in 1994 and 37.1% in 1993.

Net earnings for the first nine months of 1994 amounted to $23.9 million compared to $22.5 million in 1993.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

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


RYAN'S FAMILY STEAK HOUSES, INC.
                                   (Registrant)



                         /s/Charles D. Way
November 14, 1994        Charles D. Way
                          Chairman, President and Chief Executive
Officer



                         /s/Fred T Grant, Jr.
November 14, 1994        Fred T. Grant, Jr.
                         Vice President-Finance and Treasurer



                         /s/Richard D. Sieradzki
November 14, 1994        Richard D. Sieradzki
                         Controller