Form 10-K405
RYANS FAMILY STEAKHOUSES INC
filed 1995-03-24
CIK 355622

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 28, 1994

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE
     TRANSITION PERIOD FROM____ TO____

Commission File Number 0-10943

                   RYAN'S FAMILY STEAK HOUSES, INC.
        (Exact name of registrant as specified in its charter)

        South Carolina                             57-0657895
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                identification no.)

405 Lancaster Avenue, Greer, South Carolina          29650
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code (803) 879-1000

Securities registered pursuant to Section 12(b) of the Act:

             None                                     None
       (Title of class)                      (Name of each exchange
                                              on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1.00 Par Value
                           (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of March 1, 1995, was $407,419,000.

   The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, was 53,432,005 at March 1, 1995.

                  DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document                             Location in Form 10-K

Portions of 1994 Annual Report of Shareholders    Parts I and II
Portions of Proxy Statement dated March 24, 1995  Part III
                                PART I


ITEM 1. BUSINESS.

General

  Ryan's Family Steak Houses, Inc., the Registrant (referred to hereafter as the "Company"), is a South Carolina corporation which operates a chain of restaurants located principally in the southern and midwestern United States. At March 1, 1995, 210 Company-owned and 30 franchised Ryan's were in operation. The Company also operated 2 other restaurant concepts, each consisting of 1 unit, on a test basis. Systemwide sales, which include sales by franchised restaurants, were approximately $499 million and $450 million in 1994 and 1993, respectively. Sales by Company-owned restaurants amounted to approximately $448 million in 1994 and $394 million in 1993. The Company, headquartered in Greer, South Carolina, was organized in 1977 and completed its initial public offering in 1982.

  The   following   table  indicates  the  number   of   Company-owned
restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ending 1994:
                              Restaurant     Total Open
                     Year      Openings, Net at Year-End
                     1990         16          126
                     1991         16          142
                     1992         23          165
                     1993         29          194
                     1994         18          212

Operations - Ryan's

  General. A Ryan's restaurant is a family-oriented restaurant serving a wide variety of foods from its Mega Bar* as well as traditional "steak house" entrees, such as charbroiled USDA Choice steaks, hamburgers, chicken and seafood. Several baked seafood entrees are also available. The Mega Bar* includes, in addition to fresh and pre-made salad items, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature hot and fresh-from-the-oven cookies, brownies and other bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All restaurants also offer a variety of non-alcoholic beverages. During mid-1993, the Company modified the layout of the Mega Bar* to a scatter bar format. This format breaks the Mega Bar*
into five island bars for easier customer access and more food variety. At the end of 1994, scatter bars had been installed in 105 restaurants. Current plans for 1995 call for the installation of scatter bars in substantially all remaining units. All new Ryan's restaurants since mid-1993 have opened with scatter bars.

  Each Ryan's restaurant operates seven days a week. Typical hours of operation are 11:00 a.m. to 10:00 p.m. Sunday through Thursday and 11:00 a.m. to 11:00 p.m. Friday and Saturday. The average customer count per restaurant during 1994 was approximately 7,400 per week, and the average meal price (per person) was $5.70 (including beverage). Management believes that the average table turns over every 35 to 45 minutes.

  Each Ryan's restaurant is located in a Company-owned free-standing brick building of approximately 10,000 to 11,500 square feet. While most Ryan's have interior brick walls, the interiors of the newer restaurants, commencing in August 1991, utilize sheet rock, wallpaper and oak paneling. The interior of each restaurant contains one large dining room, seating approximately 300 to 500 persons, a customer ordering area and a kitchen. The focal points of the dining room are the centrally located Mega Bar* (or scatter bars) and bakery bar. An average Ryan's has parking for approximately 180 cars.

  Restaurant Management and Supervision. The Company emphasizes standardized operating and control systems together with comprehensive recruiting and training programs in order to maintain food and service quality. In each Ryan's restaurant, the management team consists of a general manager, a manager and two assistant managers. Management personnel begin employment at the manager trainee level and complete a formal five-week training program at the Company's management training center in Greer, South Carolina, prior to being placed in assistant manager positions.

  Each restaurant management team reports to an area supervisor. Area supervisors normally oversee the operations of four to eight restaurants and report to one of seven regional directors, a position that may be at the Vice President level and, in each case, reports to the Vice President-Operations. Communication and support from all corporate office departments are designed to assist the area supervisors and regional directors to respond promptly to local concerns.

  All regional directors, area supervisors, general managers, managers and first assistant managers participate in incentive bonus programs. Bonuses paid to restaurant management are based principally upon the monthly sales volume of their individual restaurant with deductions for excess spending of key expense items, such as food cost, payroll and cash shortages. The bonus program for area supervisors and regional directors is based principally upon same-store sales, profitability (regional directors only), "hidden shopper" (service feedback) scores and certain qualitative factors.

  Advertising. The Company has not relied extensively on advertising, expending less than one percent of restaurant sales during each of the years 1994, 1993 and 1992. Activity in 1994 was significantly increased from the prior years' levels, particularly in regards to external media. Television and radio was used extensively in the Charleston, SC market during late-summer as the Company ran its first significant advertising campaign. Newspaper ads and billboards were used in other markets. Management believes that the restaurant industry has become increasingly competitive over the past several years and that advertising will become an important factor in the development and retention of market share. Based on current budgets, an expansion of advertising and other marketing activities is again planned for 1995. However, total 1995 advertising expenditures are estimated at less than one percent of restaurant sales.

Expansion of Company-Owned Restaurants

  General.   At  March  1, 1995, the Company owned  and  operated  212
Ryan's restaurants and two test concepts for a total of 214 restaurants. During the remainder of 1995, 17 additional Ryan's are scheduled to open, resulting in 21 new Company-owned Ryan's in 1995. Target sites for these new restaurants are spread fairly evenly across the Company's current operating area with the addition of West Virginia in late 1995. The Company opened 22 restaurants during 1994, including the two test concepts, compared to 20 and 23 restaurants during 1993 and 1992, respectively. During 1994, four underperforming restaurants were closed.

  Test Concepts. At March 1, 1995, the Company owned and operated two test restaurants, each representing a different test concept. One restaurant, located in Greenville, SC, serves Tex-Mex fare, and the other is an upscale western-style steakhouse located in Plano, TX. Both restaurants opened in late-1994 and are considered to be casual-dining concepts. In contrast to a Ryan's, these concepts are characterized by full table and bar service and average checks (per person) ranging from $10 to $15. A Ryan's operates in a limited self-service format, no alcoholic beverages are served, and the average check amounted to $5.70 during 1994.

  Management believes that the changing demographics of the American population make the casual-dining segment look promising. However, due to the limited period during 1994 in which the two test concepts were open, further expansion of these test concepts will be limited during 1995 while financial results are being evaluated.

  Site Selection. The Company employs a real estate manager and uses independent real estate brokers to locate potential new sites and to perform all preliminary site investigative work. Final approval is made by the Company's executive management. Important factors in site selection include population, demographics, proximity to both business and residential areas, traffic count and site accessibility. In addition, site selection for Ryan's restaurants is also influenced by the general proximity to other Ryan's in order to optimize the efforts of the Company's area supervisors.

  Construction. The Company presently engages non-affiliated, general contractors to construct all of its restaurants on a lump-sum contract basis. The Company requires performance and payment bonds on all building and site work contracts and closely supervises and monitors the progress of all construction projects. New restaurants are generally completed approximately three to four months from the commencement of construction. The average cost of a new Ryan's (land, building and equipment) constructed in 1994 was approximately $1.9 million.

  Restaurant Opening. When a new Ryan's is opened, all restaurant management positions are staffed with personnel who have had prior management experience in another of the Company's restaurants. Prior to opening, all staff personnel at the new location undergo one week of intensive training conducted by a store opening team.

Franchising

  While the Company has granted Ryan's franchises in the past, management has not actively pursued new franchisees in recent years in order to concentrate on the operation and development of Company-owned restaurants. New franchises may be awarded to existing franchisees having good operating results or to new franchisees proposing to operate in regions significantly outside of the Company's existing or contemplated operating areas. In late-1994, a new franchisee opened a Ryan's in Ballarat, Australia.

  The following table indicates the number of franchised restaurants opened each year, net of closings, and the total number of franchised restaurants open at each year-end during the 5-year period ending 1994:

                                 Net
                             Restaurants     Total Open
                     Year       Opened (Closed)at Year-End
                     1990         2            33
                     1991         2            35
                     1992         0            35
                     1993        (1)           34
                     1994        (4)           30

  The present franchise agreements are for a period of 15 years, with two five-year renewal options, and provide for a continuing royalty to the Company of three to four percent of gross receipts. The agreements provide that the Company will furnish the franchisee all the necessary information to construct, equip, manage and operate a restaurant under the Ryan's Family Steak House name or derivative thereof. The agreements generally provide for the construction and operation of one restaurant with exclusive territorial protection within a one to five mile radius.

  The franchise agreement with Family Steak Houses of Florida, Inc. ("Family") provides for exclusive territorial protection in certain Florida counties as long as a specified number of new Ryan's restaurants are opened. During the fourth quarter of 1993, Family informed the Company that it would be unable to pay its royalty fees from August through December 1993, and this nonpayment condition subsequently continued through the second quarter of 1994. In July 1994, an agreement was reached with Family regarding both past-due and future royalty fees. This agreement provided for a $236,000 cash payment by Family, the relinquishment of Family's exclusive development rights in certain counties in South Florida and the Florida panhandle (subject to first refusal and buy-back rights of Family), an $800,000 long-term note payable to the Company and a reduction in the royalty fee rate from 4.25% to 3% until April 30, 1997, at which time the rate will increase to 4%. The relinquishment of development rights was valued at $500,000 and treated as a partial write-off of Family's past-due royalty fees. In addition, the agreement with Family decreased the required number of Ryan's restaurants in operation to 24 through the end of 1996 and to 25 at the end of 1997. Pursuant to the agreement, the required number of restaurants in operation will then increase by 1 for each year after 1997. All required payments from Family to the Company subsequent to the agreement have been received in a timely manner. However, due to Family's payment history, the Company's accounting policy regarding Family's royalty fees was changed during 1994 to a cash basis pending collection of an outstanding $579,000 receivable balance at December 29, 1993. This receivable was fully paid during 1994 and, accordingly, all royalty fees received thereafter, including payments required under the long-term note payable, have been recognized as revenue when received. Based on scheduled payment dates and recent payment trends, management anticipates that 1995 revenues from franchised restaurants will increase to approximately $1.8 million. However, there can be no assurance that these scheduled payments will be collected and therefore recognized as revenues.

Sources and Availability of Raw Materials

  The Company has a centralized purchasing program which is designed to ensure uniform product quality in all restaurants as well as reduced food, beverage and supply costs. The Company management establishes contracts for approximately 85% of its food and other products from a variety of major suppliers under competitive terms. Purchases under these contracts are delivered to one of two warehouses operated by the Company's principal distributor and then delivered to the restaurants by the distributor. The distributor contracts for approximately 10% of the Company's products, with the remaining 5% (principally fresh produce) purchased locally by restaurant management. The beef used by the Company is obtained from three western suppliers based on price and availability of product. To ensure against interruption in the flow of beef supplies due to unforeseen or catastrophic events and to take advantage of favorable purchasing opportunities, the Company stockpiles two to six weeks supply of sirloin at the distributor. The Company believes that satisfactory sources of supply are generally available for all the items regularly used.

Working Capital Requirements

  The Company's restaurant sales are primarily derived from cash sales. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and working capital requirements for continuing operations are not significant.

Trademarks and Service Marks

  The Company has registered various trademarks and service marks, including "Ryan's Family Steak House" and "Mega Bar," and their related designs with the United States Patent and Trademark Office. All trademarks and service marks have stated expiration dates ranging from September 1997 to August 2002. However, they are renewable for an unlimited number of additional 10-year terms at the option of the Company. In addition, with the opening in late-1994 of the first franchised Ryan's in Ballarat, Australia, the Company is actively pursuing similar trademark and service mark protection with the Australian authorities.

  The Company currently operates a restaurant (see "Test Concepts") located in Greenville, SC under the name of "Caliente Grille." Under the terms of an agreement with Caliente Cab Restaurant Co., Inc., a New York corporation and owner of the "Caliente" service mark, the Company was granted a perpetual, fully paid up license to use the "Caliente" name in connection with restaurant services only, and in connection with a single location in Greenville, SC.

Competition

  The food service business is highly competitive and is often impacted by changes in the taste and eating habits of the public, economic conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of facilities are also important factors. The Company's Ryan's restaurants are in competition with many units operated or franchised by national, regional and local restaurant companies that offer steak or buffet-style meals. Although the Company believes that its price/value to its customers places it in an excellent competitive posture, it should be noted that during the last few years many operators have upgraded their restaurants to more closely match the Ryan's format and particularly the Mega Bar*. The Company is also in competition with specialty food outlets and other food vendors.

Seasonality

  The Company's operations are subject to some seasonal fluctuations. Sales per restaurant generally increase during the spring and summer months and decline in the fall and winter months.

Research

  The Company maintains ongoing research programs relating to the development of new products and evaluation of marketing activities. The Company's management staff includes a Director of Research and Development, whose responsibilities include enhancing and updating the Mega Bar* and entree selections. While research and development activities are important to the Company, past expenditures have not been and future expenditures are not expected to be material to the Company's financial results.

Customers

  No material part of the Company's business is dependent upon a single customer or a specific group of customers.

Regulation

  The Company is subject to the Fair Labor Standards Act which regulates matters such as minimum wage requirements, overtime and other working conditions. A large number of the Company's restaurant personnel are paid at or near the minimum wage level, and, accordingly, changes in the federal minimum wage affect the Company's labor costs.

  The Company's restaurants are constructed to meet local and state building code requirements and are operated in accordance with state and local regulations relating to the preparation and service of food.

  The Company's franchise operations are subject to a variety of laws regulating franchising. The Federal Trade Commission has adopted a rule that imposes certain disclosure requirements on persons engaged in the business of offering franchises. Various states in which the Company has offered franchises have franchising laws that require registration prior to offering franchises for sale and/or that regulate the rights of franchisees, including the circumstances under which franchises may be terminated. Management believes its operations are in material compliance with all applicable franchising laws and regulations.

Environmental Matters

  While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the impact of possible future legislation or regulation on its operations.

Employees

  At March 1, 1995, the Company employed approximately 15,000 persons, of whom approximately 14,850 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees a very competitive benefit package, which includes life and health insurance and vacations. Part-time employees who work at least 15 hours per week are also eligible to participate in the Company's life and health insurance plans.

  None  of  the Company's employees are represented by a  union.   The
Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through either Company-operated or franchised restaurants. Except for one franchised location in Ballarat, Australia, the Company has no operations outside the continental United States.

  Information regarding the Company's restaurant sales and assets is included in the Company's financial statements, which are incorporated by reference into Part II, Item 8 of this Form 10-K.


ITEM 2. PROPERTIES.

  Except for three land leases, the Company owns all of its restaurant properties, each of which is a free-standing brick building that covers approximately 10,000 to 11,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 150 to 250 cars on sites of approximately 75,000 to 130,000 square feet. A listing of Ryan's restaurant locations appears on page 2 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference. As noted above, the Company also operates two test restaurants in Greenville, SC and Plano, TX.

  The Company's corporate offices consist of two office buildings (30,000 square feet and 16,000 square feet) and a 20,000 square foot warehouse facility. These properties (land and building) are owned by the Company and located in Greer, SC.

  From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at March 1, 1995, three closed restaurant properties were offered for sale. The Company believes that the eventual disposition or nondisposition of all such properties will not materially affect its business or financial condition, taken as a whole.


ITEM 3. LEGAL PROCEEDINGS.

  From time to time, the Company is a defendant in legal actions arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions, if decided adversely, would have a material effect on its business or financial condition, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                PART II


ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The information regarding trading of the Company's common stock, quarterly market prices and dividends appears under "Common Stock Data" on page 23 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

  At   March  1,  1995,  the  Company's  common  stock  was  held   by
approximately 21,000 stockholders of record through nominee or street name accounts with brokers.


ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is included in the "Ten Year Financial Summary" on pages 4 and 5 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included on pages 6 through 11 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's financial statements, unaudited quarterly financial information and the independent auditors' report are included on pages 12 through 21 of the Company's 1994 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                               PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995 under the headings "Election of Directors," "Executive Officers" and "Certain Beneficial Ownership of Common Stock - Compliance with Section 16(a) of the Securities Exchange Act."


ITEM 11.EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995 under the headings "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee and Stock Option Committee" and "Performance Graph."


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995 under the headings "Election of Directors," "Executive Officers" and "Certain Beneficial Ownership of Common Stock."


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995 under the headings "Executive Compensation and Other Information - Deferred Compensation - Salary Continuation Agreements" and "Compensation Committee Interlocks and Insider Participation."


                                PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)1-2Financial statements filed as part of this Form 10-K are listed in the "Index to Financial Statements", at page 12.

  (a)3  Exhibits (numbered in accordance with Item 601 of Regulation
        S-K):

      Exhibit #          Description

                3.1 Articles of Incorporation, as amended through April 24, 1986, and Bylaws of the Company:
                Incorporated by reference to Exhibits 4(a) and 4(b) from the Registration Statement of the Company filed with the SEC on Form S-3 (Commission file no. 33-
                7245).

                3.2 Articles of Amendment to the Articles of Incorporation, dated April 22, 1987: Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the period ended January 1, 1992 (Commission file no. 0-10943) (the "1991 10-K").

                3.3  Amendment to By-Laws of the Company, dated
                October 25, 1990: Incorporated by reference to
                Exhibit 3.3 to the 1991 10-K.

                3.4 Articles of Amendment to the Articles of Incorporation, dated May 25, 1989: Incorporated by reference to Exhibit 4.3 to the Registration
                Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).

                4.1  Specimen of Company common stock certificate:
                Incorporated by reference to Exhibit 4.1 to the 1991
                10-K.

                4.2  See Exhibits 3.1, 3.2, 3.3, 3.4 and 4.1.

                *10.1     Ryan's Family Steak Houses, Inc. Incentive
                Stock Option Plan: Incorporated by reference to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 2-83987).

                *10.2     Ryan's Family Steak Houses, Inc. 1987 Stock
                Option Plan: Incorporated by reference to Exhibit 4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-15924).

                *10.3     Ryan's Family Steak Houses, Inc. 1991 Stock
                Option Plan: Incorporated by reference to Exhibit 4.4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).

                *10.4     Ryan's Employee Retirement Savings Plan,
                dated March 1, 1992: Incorporated by reference to
                Exhibit 10.4 to the 1991 10-K.

                *10.5     Salary Continuation Agreement, dated April
                22, 1987, between the Company and Alvin A. McCall, Jr.; as amended on October 26, 1989: Incorporated by reference to Exhibit 10.5 to the 1991 10-K.

                *10.6     Salary Continuation Agreement, dated April
                22, 1987, between the Company and Charles D. Way:
                Incorporated by reference to Exhibit 10.6 to the 1991
                10-K.

                *10.7     Agreement and Plan of Restructuring:
                Incorporated by reference to Exhibit A to the Proxy Statement of the Company, dated March 25, 1993, filed with respect to the Annual Meeting of Shareholders to be held on April 28, 1993.

                *10.8     Split Dollar Agreement by and between the
                Company and Charles D. Way dated September 1, 1993:
                Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the period ended December 29, 1993 (Commission file no. 0-10943) (the "1993 10-K").

                *10.9     Split Dollar Agreement by and between the
                Company and G. Edwin McCranie dated November 12,
                1993: Incorporated by reference to Exhibit 10.9 to the 1993 10-K.

                *10.10    Split Dollar Agreement by and between the
                Company and John C. Jamison dated November 12, 1993:
                Incorporated by reference to Exhibit 10.10 to the 1993 10-K.

                *10.11    Split Dollar Agreement by and between the
                Company and James R. Hart dated August 8, 1993:
                Incorporated by reference to Exhibit 10.11 to the 1993 10-K.

                *10.12    Split Dollar Agreement by and between the
                Company and Fred T. Grant, Jr. dated November 12,
                1993: Incorporated by reference to Exhibit 10.12 to the 1993 10-K.

                *10.13    Split Dollar Agreement by and between the
                Company and Alan E. Shaw dated November 12, 1993:
                Incorporated by reference to Exhibit 10.13 to the 1993 10-K.

                *10.14    Executive Bonus Plan, commencing in 1994:
                Incorporated by reference to Exhibit 10.14 to the 1993 10-K.

                10.15 Agreement between Ryan's Properties, Inc. and Family Steak Houses, Inc. dated July 11, 1994 and as amended on October 17, 1994.

                10.16     Ryan's Family Steak Houses, Inc. and
                Wachovia Bank of North Carolina, N.A., as Rights
                Agent, Shareholder Rights Agreement dated as of
                January 26, 1995: Incorporated by reference to
                Exhibit 2 to the report on Form 8-K filed with the Commission on February 9, 1995 (Commission file no. 0-10943).

                13.1 Ryan's Family Steak Houses, Inc. 1994 Report to
                Shareholders.

                21.1 Subsidiaries of the Company.

                23.1 Consent of Independent Auditors' with respect to Form S-8.

                27   Financial Data Schedule (electronic filing
                only).

                99.1 Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders, dated March 24, 1995.

                * This is a management contract or compensatory plan or arrangement.

  (b) The Registrant has neither filed nor been required to file any reports on Form 8-K during the quarter ended December 28, 1994. On February 9, 1995, the Company filed a report on Form 8-K regarding the adoption of a Shareholder Rights Agreement.

  (c) The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) The response to this portion of Item 14 is submitted as a separate section of this report.


                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RYAN'S FAMILY STEAK HOUSES, INC.
March 24, 1995

                              By:/s/Fred T. Grant, Jr.
                              Fred T. Grant, Jr.
                              Vice President - Finance
                              (Principal Financial
                                and Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                   Title               Date



/s/Charles D. Way        Chairman, President and  March 24, 1995
Charles D. Way             Chief Executive Officer


/s/G. Edwin McCranie     Director and Executive   March 24, 1995
G. Edwin McCranie          Vice President


/s/James D. Cockman      Director              March 24, 1995
James D. Cockman


/s/Barry L. Edwards      Director              March 24, 1995
Barry L. Edwards


/s/Brian S. MacKenzie    Director              March 24, 1995
Brian S. MacKenzie


/s/Harold K. Roberts, Jr. Director             March 24, 1995
Harold K. Roberts, Jr.


/s/James M. Shoemaker, Jr. Director            March 24, 1995
James M. Shoemaker, Jr.


/s/Fred T. Grant, Jr.    Vice President - Finance March 24, 1995
Fred T. Grant, Jr.       (Principal Financial and
                           Accounting Officer)


                   RYAN'S FAMILY STEAK HOUSES, INC.

                     INDEX TO FINANCIAL STATEMENTS

  The following financial statements of the Registrant included in the Annual Report to Shareholders for the year ended December 28, 1994, are incorporated herein by reference. With the exception of the pages listed below and other information incorporated in this report on Form 10-K, the 1994 Annual Report to Shareholders is not deemed "filed" as part of this report.

                                              Page Reference
                                              in Annual Report

Independent Auditors' Report                      21

Statements of Earnings                            12

Balance Sheets                                    13

Statements of Cash Flows                          14

Notes to Financial Statements                   15-20


  All financial statement schedules have been omitted since the required information is not applicable or the information required is included in the financial statements or the notes thereto.