Form 10-Q
period 1995-03-29
RYANS FAMILY STEAKHOUSES INC
filed 1995-05-10
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended March 29, 1995

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

- ----------------------------------------------------------------------
                                -

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes     X      No ________

The number of shares outstanding of each of the registrant's classes of common stock as of March 29, 1995:

       53,440,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)


                                         Quarter Ended
                                     March 29,   March 30,
                                         1995        1994


Restaurant sales                   $117,266,000  106,892,000

Operating expenses:
  Food and beverage                  47,592,000   43,142,000
  Payroll and benefits               33,973,000   29,983,000
  Depreciation                        4,515,000    4,168,000
  Amortization of pre-opening costs     499,000      660,000
  Other operating expenses           14,409,000   12,854,000
     Total operating expenses       100,988,000   90,807,000

General and administrative expenses   5,302,000    4,837,000
Interest expense                        431,000      102,000
Revenues from franchised restaurants  (463,000)     (73,000)
Other income                          (600,000)    (319,000)
Earnings before income taxes         11,608,000   11,538,000
Income taxes                          4,295,000    4,269,000

     Net earnings                    $7,313,000    7,269,000

Net earnings per common and common
  equivalent share                     $    .14          .14

Weighted average shares              53,440,000   53,415,000

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS


                                      March 29,  December 28,
                                         1995        1994
ASSETS                               (Unaudited)
Current assets:
 Cash and cash equivalents        $    225,000       695,000
 Receivables                         1,639,000     1,665,000
 Inventories                         3,253,000     2,843,000
 Deferred income taxes               2,563,000     2,563,000
 Other current assets                1,166,000     1,227,000
     Total current assets            8,846,000     8,993,000

Property and equipment:
 Land and improvements              87,256,000    86,154,000
 Buildings                         206,303,000   200,997,000
 Equipment                         140,549,000   137,968,000
 Construction in progress           37,315,000    27,845,000
                                   471,423,000   452,964,000
 Less accumulated depreciation      92,629,000    87,988,000
     Net property and equipment    378,794,000   364,976,000

Other assets                         5,751,000     5,787,000
                                  $393,391,000   379,756,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                      66,600,000    65,700,000
 Accounts payable                   14,094,000    12,615,000
 Income taxes payable                4,556,000       438,000
 Accrued liabilities                20,921,000    21,174,000
     Total current liabilities     106,171,000    99,927,000

Deferred income taxes               10,517,000    10,474,000

Shareholders' equity:
  Common stock of $1.00 par value;
   authorized 100,000,000 shares;
   issued 53,440,000 shares in 1995
   and 53,434,000 shares in 1994    53,440,000    53,434,000
 Additional paid-in capital          6,628,000     6,599,000
 Retained earnings                 216,635,000   209,322,000
     Total shareholders' equity    276,703,000   269,355,000
                                  $393,391,000   379,756,000

See accompanying notes to consolidated financial statements.

               RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                 Quarter Ended
                                              March 29,  March 30,
                                                 1995       1994
Cash flows from operating activities:
 Net earnings                               $ 7,313,000  7,269,000
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization               5,145,000  5,041,000
  Gain on sale of property and equipment       (100,000)      -
  Decrease (increase) in:
   Receivables                                   26,000     55,000
   Inventories                                 (410,000)  (215,000)
   Other current assets                        (438,000)  (640,000)
   Other assets                                  33,000   (676,000)
  Increase (decrease) in:
   Accounts payable                           1,479,000  2,264,000
   Income taxes                               4,118,000  2,693,000
   Accrued liabilities                        (253,000)  4,721,000
   Deferred income taxes                        43,000      43,000
Net cash provided by operating activities    16,956,000 20,555,000

Cash flows from investing activities:
 Proceeds from sale of property and equipment  319,000      -
 Capital expenditures                      (18,680,000) (17,991,000)
 Net cash used in investing activities     (18,361,000) (17,991,000)

Cash flows from financing activities:
 Net borrowings (repayment) of notes payable   900,000   (1,700,000)
 Proceeds from the issuance of common stock     35,000       25,000
Net cash provided (used) by financing activities 935,000  (1,675,000)

Net increase (decrease) in cash and cash equivalents (470,000) 889,000

Cash and cash equivalents - beginning of period  695,000  1,946,000

Cash and cash equivalents - end of period      $ 225,000  2,835,000

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


            I.  For the Quarter ended March 29, 1995
                           (Unaudited)

                                    Additional
                            Common   Paid-In   Retained
                            Stock    Capital   Earnings    Total

Balances at December 28, 1994 $53,434,000 6,599,000 209,322,000 269,355,000

  Net earnings                  -         -           7,313,000   7,313,000

  Issuance of common stock
  under Stock Option Plans          6,000    29,000      -           35,000
Balances at March 29, 1995    $53,440,000 6,628,000 216,635,000 276,703,000



            II.  For the Quarter ended March 30, 1994
                           (Unaudited)

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

                         March 29, 1995
                           (Unaudited)


Note 1.  Basis of Presentation

The   consolidated  financial  statements  include  the
financial  statements  of Ryan's Family  Steak  Houses,
Inc.   and   its   wholly  owned   subsidiaries.    All
significant intercompany balances and transactions have been eliminated in consolidation.

The   accompanying  unaudited  consolidated   financial
statements  have  been  prepared  in  accordance   with
generally  accepted accounting principals  for  interim
financial information and the instructions to Form 10-Q
and do not include all of the information and footnotes
required  by  generally accepted accounting  principles
for  complete financial statements.  In the opinion  of
management,  all  adjustments  (consisting  of   normal
recurring  accruals) considered necessary  for  a  fair
presentation    have   been   included.    Consolidated
operating results for the quarter ended March 29,  1995
are  not necessarily indicative of the results that may
be expected for the fiscal year ending January 3, 1996.
For   further  information,  refer  to  the   financial
statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended
December 28, 1994.

Note 2.  Earnings Per Share

Earnings  per share are computed based on the  weighted
average  number of common and common equivalent  shares
outstanding  during  the  period.   Common   equivalent
shares are represented by shares under option.

Note 3.  Reclassifications

Certain 1994 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1995 presentation.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended March 29, 1995 versus March 30, 1994

The  Company experienced strong sales growth during the
first quarter of 1995 with restaurant sales up 10% over
the  comparable quarter of 1994.  Substantially all  of
the  increase  resulted  from the  9%  unit  growth  of
Company-owned restaurants, which totaled 215  at  March
29,  1995  and 198 at March 30, 1994.  The  1995  store
count  was  comprised of 213 Ryan's restaurants  and  2
other  restaurants, each representing a different  test
concept  (see "Liquidity and Capital Resources").   The
1994  store  count  was comprised  entirely  of  Ryan's
restaurants.  Same-store sales, or average  unit  sales
in  restaurants  that have been open for  at  least  18
months and operating during comparable weeks during the current and prior year, increased 0.2% during the quarter compared to a 0.0% change during the first quarter of 1994.

Sales  results for 1995 were favorably affected by  the
rollout  of  scatter bars into its Ryan's  restaurants.
This  format breaks the Mega Bar into five island  bars
for  easier customer access and more food variety.   At
March 29, 1995, scatter bars had been installed in  136
Ryan's, or 64% of all company-owned units.  Included in
these installations were 99 retrofits, of which 74 were
completed  after  the  first half  of  1994.   All  new
restaurants  since late-1993 have opened  with  scatter
bars.   Management  anticipates that most  Ryan's  will
have scatter bars by the end of 1995.

Total  costs  and expenses of Company-owned restaurants
include  food and beverage, payroll, payroll taxes  and
employee   benefits,  depreciation  and   amortization,
repairs, maintenance, utilities, supplies, advertising,
insurance, property taxes and licenses.  Such costs, as
a  percentage  of  sales, were 86.1% during  the  first
quarter  of 1995 compared to 85.0% in 1994.   In  1995,
payroll  and  benefits  increased  to  29.0%  of  sales
compared  to 28.0% in 1994 due to new customer  service
programs  involving both increased restaurant  staffing
and  various  training programs.  Food costs  increased
slightly  to 40.6% of sales compared to 40.4%  in  1994
due  to  higher  produce costs occurring  late  in  the
quarter  as  a  result of flooding in California.   All
other  operating  costs,  including  depreciation   and
amortization  of pre-opening costs, decreased  slightly
to  16.5%  of sales in 1995 compared to 16.6% in  1994.
Based  on  these factors, the Company's gross operating
margins  at the restaurant level were 13.9%  and  15.0%
for the first quarters of 1995 and 1994, respectively.

General and administrative expenses remained steady at 4.5% of sales during both 1995 and 1994.

Interest  expense  increased by  $329,000  to  0.4%  of
sales,  resulting  principally  from  less  capitalized
interest,   which  reflects  1995's  lower   level   of
construction  activity  in relation  to  the  Company's
outstanding   debt.   Also,  the  Company's   effective
average  interest  rate  increased  to  6.4%  in   1995
compared to 3.6% in 1994.

Franchise  revenues  for  the  first  quarter  of  1995
increased significantly, amounting to $463,000, or 0.4%
of  sales, compared to $73,000 (0.1% of sales) in 1994,
due  principally to restored royalty fee payments  from
the  Company's largest franchisee.  Prior to the  third
quarter  of  1994,  this franchisee had  not  paid  any
royalty  fees  since  August  1993,  and,  accordingly,
royalty  fees earned during the first quarter  of  1994
were  not recognized as revenue at March 30, 1994.   In
July  1994, an agreement with the franchisee  regarding
both future and past-due royalty fees was reached.  The
details  of  this agreement are noted in the  Company's
annual  report on Form 10-K for the fiscal  year  ended
December  28,  1994 under "Management's Discussion  and
Analysis   of  Financial  Condition  and   Results   of
Operations:  Results of Operations - 1994  Compared  to
1993."    All  required  payments  subsequent  to   the
agreement have been made in a timely manner, and, accordingly, the revenue recognition, albeit on a cash basis, has been restored. At March 29, 1995, there were 30 franchised Ryan's compared to 33 at March 30, 1994.

An effective income tax rate of 37.0% was used for the first quarters of both 1995 and 1994.

Net earnings for the first quarter of 1995 amounted to $7.31 million compared to $7.27 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At March 29, 1995, the Company's working capital was  a
$97.3  million  deficit compared  to  a  $90.9  million
deficit  at  December  28,  1994.   Included  in  these
amounts  are  borrowings  of $66.6  million  and  $65.7
million, respectively, under bank lines of credit  (see
next  paragraph).  The Company does not anticipate  any
adverse   effects  from  the  current  working  capital
deficit due to significant cash flow provided by operations, which amounted to $17.0 million for the quarter ended March 29, 1995 and $54.7 million for the year ended December 28, 1994.

The  Company is also actively progressing with  several
casual-dining  concepts.  As noted  earlier,  the  1995
restaurant  count  at March 29, 1995  includes  2  such
units,  each representing a different concept.  One  of
these   restaurants  was  converted  from  an  existing
Ryan's,  while  the  other was new construction.   Both
restaurants are currently serving as test units, and further expansion of these concepts will be limited pending review of their operating results. The Company plans to test another concept, which will open during the second quarter of 1995.

Total  capital  expenditures for the first  quarter  of
1995  amounted to $18.7 million.  During  the  quarter,
Ryan's   opened  6  new  restaurants   and   closed   3
underperforming stores.  For 1995, Ryan's plans to open
24  restaurants,  remodel another  20  restaurants  and
install  scatter  bars  in  approximately  75  to   100
restaurants.  Total capital expenditures for  1995  are
estimated  at  approximately $70  million.   Management
estimates  that external funding requirements  in  1995
will  range  from  $10  million to  $15  million.   The
Company  has formal and informal bank lines  of  credit
totaling  $95 million at floating short-term rates,  of
which  $66.6  million was utilized  and  classified  as
current  debt at March 29, 1995.  The Company owns  all
of   its  property  and  equipment  and  is  under   no
significant  lease  obligations other  than  for  three
parcels  of land which are under lease for at least  35
years.


IMPACT OF INFLATION

The  Company's operating costs that may be affected  by
inflation  consist  principally of  food,  payroll  and
utility costs.  Produce costs are expected to be higher
than  normal  during the second quarter  due  to  lower
supplies  resulting from recent floods  in  California.
Beef  costs  are  also  expected to  increase  slightly
during  the  second and third quarters in  response  to
normal  seasonal trends.  Additionally,  a  significant
number  of the Company's restaurant employees are  paid
at   the  minimum  wage  and,  accordingly,  legislated
changes to the minimum wage will affect the Company's payroll costs. The Federal minimum wage last increased in April 1991, and while no additional increases have been legislated, the topic continues to be actively debated within the Federal government. Finally, future benefit costs may be affected by future legislated changes in medical insurance coverage.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security
Holders.

          (a)  The   Registrant's  Annual  Meeting   of
               Shareholders was held on April 27, 1995.
          (b)  All  members of the Board of  Directors,
               consisting  of  Messrs.  Way,   Cockman,
               Edwards,  MacKenzie,  McCranie,  Roberts
               and   Shoemaker   were   re-elected   as
               Directors.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  None.
          (b)  On February 9, 1995, the Company filed a
               report   on   Form  8-K  regarding   the
               adoption   of   a   Shareholder   Rights
               Agreement.


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         RYAN'S FAMILY STEAK HOUSES,
INC.
                         (Registrant)


                         /s/Charles D. Way
May 10, 1995             Charles D. Way
                         Chairman, President and Chief
Executive Officer


                         /s/Fred T. Grant, Jr.
May 10, 1995             Fred T. Grant, Jr.
                         Vice President-Finance and
Treasurer


                         /s/Richard D. Sieradzki
May 10, 1995             Richard D. Sieradzki
                         Controller