Form 10-Q
period 1995-06-28
RYANS FAMILY STEAKHOUSES INC
filed 1995-08-14
CIK 355622

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter ended June 28, 1995

                 Commission File No. 0-10943


              RYAN'S FAMILY STEAK HOUSES, INC.
   (Exact name of registrant as specified in its charter)

        South Carolina                No. 57-0657895
 (State or other jurisdiction        (I.R.S. Employer
      of incorporation)            Identification No.)

                405 Lancaster Avenue (29650)
                        P. O. Box 100
                 Greer, South Carolina 29652
               (Address of principal executive
                offices, including zip code)

                        803-879-1000
    (Registrant's telephone number, including area code)

------------------------------------------------------------
                         -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes     X         No ________

The number of shares outstanding of each of the registrant's classes of common stock as of June 28, 1995:

     53,442,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

              RYAN'S FAMILY STEAK HOUSES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

              (In thousands, except share data)

                                         Quarter Ended
                                      June 28,    June 29,
                                         1995        1994

Restaurant sales                     $131,363      114,777

Operating expenses:
  Food and beverage                    53,699       46,812
  Payroll and benefits                 37,016       31,183
  Depreciation                          4,722        4,266
  Amortization of pre-opening costs       533          625
  Other operating expenses             15,500       13,391
     Total operating expenses         111,470       96,277

General and administrative expenses     5,433        4,583
Interest expense                          455          190
Revenues from franchised restaurants    (432)         (80)
Other expense (income), net                63        (204)
Earnings before income taxes           14,374       14,011
Income taxes                            5,318        5,184

Net earnings                           $9,056        8,827

Net earnings per common and common
  equivalent share                      $ .17          .16

Weighted average shares            53,443,000   53,425,000


See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

              (In thousands, except share data)

                                        Six Months Ended
                                      June 28,    June 29,
                                         1995        1994

Restaurant sales                       $248,629      221,669

Operating expenses:
  Food and beverage                     101,291       89,954
  Payroll and benefits                   70,989       61,166
  Depreciation                            9,237        8,434
  Amortization of pre-opening costs       1,032        1,285
  Other operating expenses               29,909       26,245
     Total operating expenses           212,458      187,084

General and administrative expenses      10,735        9,420
Interest expense                            886          292
Revenues from franchised restaurants      (895)        (153)
Other income, net                         (537)        (523)
Earnings before income taxes             25,982       25,549
Income taxes                              9,613        9,453

Net earnings                            $16,369       16,096

Net earnings per common and common
  equivalent share                      $   .31          .30

Weighted average shares              53,441,000   53,423,000


See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

                 CONSOLIDATED BALANCE SHEETS

                       (In thousands)

                                       June 28,  December 28,
                                         1995        1994
ASSETS                               (Unaudited)
Current assets:
 Cash and cash equivalents                $415           695
 Receivables                             1,722         1,665
 Inventories                             3,337         2,843
 Deferred income taxes                   2,563         2,563
 Other current assets                    1,701         1,227
     Total current assets                9,738         8,993

Property and equipment:
 Land and improvements                  89,704        86,154
 Buildings                             213,645       200,997
 Equipment                             132,255       137,968
 Construction in progress               36,918        27,845
                                       472,522       452,964
 Less accumulated depreciation          82,643        87,988
 Net property and equipment            389,879       364,976

Other assets                             5,744         5,787
                                      $405,361       379,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                          67,500        65,700
 Accounts payable                       17,593        12,615
 Income taxes payable                       -            438
 Accrued liabilities                    23,927        21,174
     Total current liabilities         109,020        99,927

Deferred income taxes                   10,570        10,474

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 53,442,000 shares in 1995
 and 53,434,000 shares in 1994          53,442        53,434
 Additional paid-in capital              6,638         6,599
 Retained earnings                     225,691       209,322
Total shareholders' equity             285,771       269,355
                                      $405,361       379,756


See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                       (In thousands)

                                         Six Months Ended
                                      June 28,    June 29,
                                         1995       1994
Cash flows from operating activities:
 Net earnings                          $16,369      16,096
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
  Depreciation and amortization         10,662      10,319
   Loss (gain) on sale of property
   and equipment                            69        (162)
  Decrease (increase) in:
   Receivables                             (57)        (69)
   Inventories                            (494)       (201)
   Other current assets                 (1,505)     (1,246)
   Other assets                             36        (654)
  Increase (decrease) in:
   Accounts payable                      4,978       1,046
   Income taxes                           (438)     (1,120)
   Accrued liabilities                   2,753       5,713
   Deferred income taxes                    96          95
Net cash provided by operating
  activities                            32,469      29,817

Cash flows from investing activities:
 Proceeds from sale of property and
   equipment                             1,193         431
 Capital expenditures                  (35,789)    (31,820)
 Net cash used in investing
   activities                          (34,596)    (31,389)

Cash flows from financing activities:
 Net borrowings (repayment) of notes
   payable                               1,800        (200)
 Proceeds from the issuance of
   common stock                             47          40
Net  cash provided (used) by
   financing activities                  1,847        (160)

Net decrease in cash and cash
   equivalents                            (280)     (1,732)

Cash  and cash equivalents - beginning
   of period                               695       1,946

Cash and cash equivalents - end
   of period                              $415         214

Supplemental disclosure -
  Cash paid during the year for:
   Interest, net of amount capitalized    $796         212
   Income taxes                        $10,146      10,518


See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (In thousands)

         I.  For the Six Months ended June 28, 1995
                         (Unaudited)

                               $1 Par Value  Additional
                                  Common     Paid-In     Retained
                                  Stock      Capital     Earnings     Total


Balances at December 28, 1994   $53,434        6,599     209,322   269,355

  Net earnings                     -            -         16,369    16,369
  Issuance of common stock
  under Stock Option Plans            8           39        -           47
Balances at June 28, 1995       $53,442        6,638     225,691   285,771



         II.  For the Six Months ended June 29, 1994
                         (Unaudited)

                                $1 Par Value  Additional
                                  Common      Paid-In     Retained
                                  Stock       Capital     Earnings   Total

Balances at December 29, 1993  $53,415        6,513    178,778     238,706
  Net earnings                    -            -        16,096      16,096
  Issuance of common stock
  under Stock Option Plans           9           31       -             40
Balances at June 29, 1994      $53,424        6,544    194,874     254,842



See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        June 28, 1995
                         (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the quarter and the six months ended June 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1994.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended June 28, 1995 versus June 29, 1994

The Company experienced strong sales growth during the second quarter of 1995 with restaurant sales up 14% over the comparable quarter of 1994. A significant portion of the increase resulted from the 9% unit growth of Company-owned restaurants, which totaled 222 at June 28, 1995 and 202 at June 29, 1994. The 1995 store count was comprised of 219 Ryan's restaurants and 3 other restaurants, each representing a different test concept (see "Liquidity and Capital Resources"). The 1994 store count was comprised entirely of Ryan's restaurants. Same-store sales, or average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year, increased 3.0% during the quarter compared to a 1.1% decrease during the second quarter of 1994.

Sales results for 1995 were favorably affected by the continuing rollout of scatter bars into the Company's Ryan's restaurants. This format breaks the Mega Bar into five island bars for easier customer access and more food variety. At June 28, 1995, scatter bars had been installed in 166 Ryan's, or 76% of all company-owned units. Included in these installations were 123 retrofits, of which 98 were completed during the preceding 12 months. All new restaurants since late-1993 have opened with scatter bars. Management anticipates that most Ryan's will have scatter bars by mid-1996.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 84.9% during the second quarter of 1995 compared to 83.9% in 1994. In 1995, payroll and benefits increased to 28.2% of sales compared to 27.2% in 1994 due to new customer service programs involving both increased restaurant staffing and various training programs. Although 1995's food costs increased only slightly to 40.9% compared to 40.8% in 1994, higher produce prices (lettuce in particular), resulting from the winter flooding in California, adversely affected 1995's costs by an estimated $800,000, or 0.6% of sales. Lettuce prices have returned to normal with the arrival of new crops, and, absent any unforeseen abnormal price fluctuations, management believes that food costs for the remaining 6 months of 1995 should compare favorably to 1994. All other operating costs, including depreciation and amortization of pre-opening costs, decreased slightly to 15.8% of sales in 1995 compared to 15.9% in 1994. Based on these factors, the Company's gross operating margins at the restaurant level were 15.1% and 16.1% for the second quarters of 1995 and 1994, respectively.

General and administrative expenses increased slightly to 4.1% of sales in 1995 compared to 4.0% in 1994 due principally to higher manager training wages and legal fees.

Interest expense increased by $265,000 to 0.3% of sales, resulting principally from less capitalized interest, which reflects 1995's lower level of construction activity in relation to the Company's outstanding debt. Also, the Company's effective average interest rate increased to 6.5% in 1995 compared to 4.4% in 1994.

Franchise revenues for the second quarter of 1995 increased significantly, amounting to $432,000, or 0.3% of sales, compared to $80,000 (0.1% of sales) in 1994, due principally to restored royalty fee payments from the Company's largest
franchisee, Family Steak Houses of Florida, Inc.   Prior  to
the third quarter of 1994, this franchisee had not paid any royalty fees since August 1993, and, accordingly, royalty fees earned during the second quarter of 1994 were not recognized as revenue at June 29, 1994. In July 1994, an agreement with the franchisee regarding both future and past-due royalty fees was reached. The details of this agreement are noted in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1994 under "Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations - 1994 Compared to
1993."   All  required payments subsequent to the  agreement
have been made in a timely manner, and, accordingly, the revenue recognition, albeit on a cash basis, has been restored. At June 28, 1995, there were 28 franchised Ryan's compared to 31 at June 29, 1994.

Other expense (income) is normally additive to net earnings, but was a net charge (deductive) amounting to $63,000 in 1995 compared to net income (additive) of $204,000 in 1994. In 1995, a combined loss on sale of excess property amounting to $170,000 resulted in the net charge for the quarter.

An effective income tax rate of 37.0% was used for the second quarters of both 1995 and 1994.

Net earnings for the second quarter of 1995 amounted to $9.06 million compared to $8.83 million in 1994.

Six Months Ended June 28, 1995 versus June 29, 1994

For the six months ended June 28, 1995, restaurant sales were up 12% compared to the same period in 1994, principally due to 9% average unit growth. Same-store sales increased 1.6% during the first six months of 1995 compared to a 0.6% decline in 1994.

Six-month costs and expenses as detailed above were 85.5% and 84.4% of sales for 1995 and 1994, respectively. During the first six months of 1995, costs and expenses were most affected by factors similar to those noted in the second quarter discussion, namely higher food and payroll costs (up 0.2% and 1.0% of sales, respectively). Depreciation, amortization of pre-opening costs and other operating expenses decreased slightly to 16.1% in 1995 compared to 16.2% in 1994. Based on these factors, the Company's gross operating margins at the restaurant level were 14.5% and 15.6% for the first six months of 1995 and 1994, respectively.

General and administrative expenses as a percentage of sales were 4.3% in 1995 and 4.2% in 1994. Interest expense increased by $594,000 to 0.4% of sales due to the same factors noted in the second quarter discussion. Revenues from franchised restaurants increased by $742,000 due principally to the restoration of royalty income from the Company's largest franchisee (see second quarter discussion). Effective income tax rates used for the six-month periods were 37.0% in both 1995 and 1994.

Net earnings for the first six months of 1995 amounted to $16.4 million compared to $16.1 million in 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At June 28, 1995, the Company's working capital was a $99.3 million deficit compared to a $90.9 million deficit at December 28, 1994. Included in these amounts are borrowings of $67.5 million and $65.7 million, respectively, under bank lines of credit (see fifth succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $32.5 million for the six months ended June 28, 1995 and $54.7 million for the year ended December 28, 1994.

The Company is also actively progressing with several casual-
dining  concepts.   As  noted earlier, the  1995  restaurant
count  at  June  28,  1995  includes  3  such  units,   each
representing a different concept. Two of these restaurants were converted from existing Ryan's, while the other was new
construction.   All three restaurants are currently  serving
as test units, and further expansion of these concepts will be limited pending review of their operating results.

Total capital expenditures for the first six months of  1995 amounted to $35.8 million. For the first six months of 1995,
the   Company  opened  13  new  restaurants  and  closed   3
underperforming stores as follows:

                    New Restaurants
                             Test
     Quarter         Ryan'sConcepts  Closed    Net

     First              6      0      (3)        3
     Second             6      1      (0)        7
     Year-to-date      12      1      (3)       10

For remainder of 1995, Ryan's plans to open 10 additional Ryan's and 2 other restaurants, each being a second unit of one of the existing test concepts, for a total of 25 new restaurants (22 Ryan's and 3 test concepts). All such expansion will occur in states within or contiguous to the Company's current 20-state operating area. The Company currently does not plan any international expansion of Company-owned stores.

The Company is currently concentrating its efforts on Company-owned stores and is not actively pursuing any additional franchised locations, either domestically or internationally.

Total  capital  expenditures  for  1995  are  estimated   at
approximately   $70  million.   Management  estimates   that
external funding requirements in 1995 will range from $10 million to $15 million. The Company has formal and informal bank lines of credit totaling $115 million at floating short-
term  rates,  of  which  $67.5  million  was  utilized   and
classified  as current debt at June 28, 1995.   The  Company
owns all of its property and equipment and is under no significant lease obligations other than for three parcels of land which are under lease for at least 35 years.

Shareholder Rights Agreement

On January 26, 1995, the Company's Board of Directors adopted a Shareholder Rights Agreement (the "Agreement") and declared a dividend of one Common Stock Purchase Right (a
"Right") for each outstanding share of Common Stock to shareholders of record on February 10, 1995. Such Rights only become exercisable ten business days after (i) a public announcement that a person or group, except for certain exempt persons specified in the Agreement, (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the Company's Common Stock; or (ii) a person or group commences or publicly announces its intention to commence a tender or exchange offer for an amount of the Company's Common Stock that would result in the ownership by such person or group of 15% or more of the Common Stock.

Each Right may initially be exercised to acquire a one-half share of the Company's Common Stock at an exercise price of $25, subject to adjustment. Thereafter, upon the occurrence of certain events specified in the Agreement (for example, if the Company is the surviving corporation of a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire upon exercise Common Stock having a market value of twice the exercise price of the Rights. Alternatively, upon the occurrence of certain other events specified in the Agreement (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the Rights would entitle holders other than the Acquiring Person to acquire upon exercise Common Stock of the acquiring company having a market value of twice the exercise price of the Rights.

The Rights may be redeemed by the Company at a redemption price of $.001 per Right at any time prior to the tenth business day following public announcement that a 15% position has been acquired and before the final expiration date of the Rights. After the redemption period has expired, the Company's right of redemption may be reinstalled under certain circumstances outlined in the Agreement. The Rights will expire on February 10, 2005.


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

              RYAN'S FAMILY STEAK HOUSES, INC.
                        (Registrant)




August 14, 1995   /s/Charles D. Way
                  Charles D. Way
                   Chairman,  President and Chief  Executive
                   Officer




August 14, 1995   /s/Fred T. Grant, Jr.
                  Fred T. Grant, Jr.
                  Vice President-Finance and Treasurer




August 14, 1995   /s/Richard D. Sieradzki
                  Richard D. Sieradzki
                  Controller