Form 10-Q
period 1995-09-27
RYANS FAMILY STEAKHOUSES INC
filed 1995-11-13
CIK 355622

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarter ended September 27, 1995

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

The number of shares outstanding of each of the registrant's classes of common stock as of September 27, 1995:

     53,454,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

              RYAN'S FAMILY STEAK HOUSES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

              (In thousands, except share data)

                                         Quarter Ended
                                 September 27,September 28,
                                         1995        1994

Restaurant sales                     $131,786      115,011

Operating expenses:
  Food and beverage                    53,789       46,591
  Payroll and benefits                 37,255       31,972
  Depreciation                          4,997        4,427
  Amortization of pre-opening costs       526          583
  Other operating expenses             16,219       14,104
     Total operating expenses         112,786       97,677

General and administrative expenses     5,493        4,938
Interest expense                          445          217
Revenues from franchised restaurants    (460)         (110)
Other income, net                       (253)         (157)
Earnings before income taxes           13,775       12,446
Income taxes                            5,097        4,606

Net earnings                           $8,678        7,840

Net earnings per common and common
  equivalent share                      $ .16          .15

Weighted average shares            53,454,000   53,429,000

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

              (In thousands, except share data)

                                       Nine Months Ended
                                 September 27,September 28,
                                         1995        1994

Restaurant sales                       $380,415      336,680

Operating expenses:
  Food and beverage                     155,080      136,545
  Payroll and benefits                  108,244       93,138
  Depreciation                           14,234       12,861
  Amortization of pre-opening costs       1,558        1,868
  Other operating expenses               46,128       40,349
     Total operating expenses           325,244      284,761

General and administrative expenses      16,228       14,358
Interest expense                          1,331          509
Revenues from franchised restaurants    (1,355)        (263)
Other income, net                         (790)        (680)
Earnings before income taxes             39,757       37,995
Income taxes                             14,710       14,059

Net earnings                            $25,047       23,936

Net earnings per common and common
  equivalent share                      $   .47          .45

Weighted average shares              53,445,000   53,425,000

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

                 CONSOLIDATED BALANCE SHEETS

                       (In thousands)

                                    September 27,December 28,
                                         1995        1994
ASSETS                               (Unaudited)
Current assets:
 Cash and cash equivalents              $1,635           695
 Receivables                             1,389         1,665
 Inventories                             3,644         2,843
 Deferred income taxes                   2,563         2,563
 Other current assets                    1,680         1,227
     Total current assets               10,911         8,993

Property and equipment:
 Land and improvements                  92,089        86,154
 Buildings                             223,258       200,997
 Equipment                             138,469       137,968
 Construction in progress               31,363        27,845
                                       485,179       452,964
 Less accumulated depreciation          87,333        87,988
 Net property and equipment            397,846       364,976

Other assets                             6,846         5,787
                                      $415,603       379,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                          67,500        65,700
 Accounts payable                       17,712        12,615
 Income taxes payable                    2,282           438
 Accrued liabilities                    22,973        21,174
     Total current liabilities         110,467        99,927

Deferred income taxes                   10,621        10,474

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 53,454,000 shares in 1995
 and 53,434,000 shares in 1994          53,454        53,434
 Additional paid-in capital              6,692         6,599
 Retained earnings                     234,369       209,322
     Total shareholders' equity             294,515       269,355
                                      $415,603       379,756

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                       (In thousands)

                                         Quarter Ended
                                 September 27, September 28,
                                         1995       1994
Cash flows from operating activities:
 Net earnings                         $25,047      23,936
 Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
  Depreciation and amortization        16,480      15,650
   Loss (gain) on sale of property
   and equipment                          251        (232)
  Decrease (increase) in:
   Receivables                            276        (351)
   Inventories                           (801)       (343)
   Other current assets                (2,010)     (1,628)
   Other assets                        (1,070)     (1,375)
  Increase (decrease) in:
   Accounts payable                     5,097       1,522
   Income taxes                         1,844        (832)
   Accrued liabilities                  1,799       5,324
   Deferred income taxes                  147         141
Net cash provided by operating
  activities                           47,060      41,812

Cash flows from investing activities:
 Proceeds from sale of property
   and equipment                        3,456       2,928
 Capital expenditures                 (51,489)    (48,909)
 Net cash used in investing
  activities                          (48,033)    (45,981)

Cash flows from financing activities:
 Net borrowings of notes payable        1,800       2,400
 Proceeds from the issuance of
   common stock                           113          65
Net cash provided by
  financing activities                  1,913       2,465

Net increase (decrease) in cash and
  cash equivalents                        940      (1,704)

Cash and cash equivalents - beginning
  of period                               695       1,946

Cash and cash equivalents - end
  of period                            $1,635         242

Supplemental disclosure -
  Cash paid during the year for:
   Interest, net of amount capitalized  $1,130        417
   Income taxes                        $12,761      15,527

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (In thousands)

      I.  For the Nine Months ended September 27, 1995
                         (Unaudited)

                          $1 Par Value  Additional
                                Common  Paid-In  Retained
                                Stock   Capital  Earnings   Total

Balances at December 28, 1994   $53,434   6,599  209,322   269,355

  Net earnings                     -        -     25,047    25,047
  Issuance of common stock
  under Stock Option Plans           20      93     -          113
Balances at September 27, 1995  $53,454   6,692  234,369   294,515

      II.  For the Nine Months ended September 28, 1994
                         (Unaudited)

                           $1 Par Value Additional
                               Common  Paid-In  Retained
                               Stock   Capital  Earnings   Total

Balances at December 29, 1993   $53,415   6,513  178,778   238,706

  Net earnings                     -        -     23,936    23,936
  Issuance of common stock
  under Stock Option Plans           15      50      -          65
Balances at September 28, 1994  $53,430   6,563  202,714   262,707


See accompanying notes to consolidated financial statements.


              RYAN'S FAMILY STEAK HOUSES, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     September 27, 1995
                         (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the quarter and the nine months ended September 27, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1994.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended September 27, 1995 versus September 28, 1994

The Company experienced strong sales growth during the third quarter of 1995 with restaurant sales up 15% over the comparable quarter of 1994. A significant portion of the increase resulted from the 9% unit growth of Company-owned restaurants, which totaled 228 at September 27, 1995 and 208 at September 28, 1994. The 1995 store count was comprised of 223 Ryan's restaurants and 5 other restaurants, representing 3 different test concepts (see "Liquidity and Capital Resources"). The 1994 store count was comprised entirely of Ryan's restaurants. Same-store sales, or average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year, increased 3.4% during the quarter compared to a 2.0% decrease during the third quarter of 1994.

Sales results for 1995 were favorably affected by the continuing rollout of scatter bars into the Company's Ryan's restaurants. This format breaks the Mega Bar into five island  bars  for  easier  customer  access  and  more  food variety. At September 27, 1995, scatter bars had been installed in 185 Ryan's, or 83% of all company-owned units. Included in these installations were 137 retrofits, which had average sales increases of 6% during the third quarter. All new restaurants since late-1993 have opened with scatter bars. Management anticipates that all Ryan's will have scatter bars by mid-1996.

Total operating expenses of Company-owned restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 85.6% during the third quarter of 1995 compared to 84.9% in 1994. In 1995, payroll and benefits increased to 28.3% of sales compared to 27.8% in 1994 due to new customer service programs involving both increased restaurant staffing and various training programs. Also, higher potato prices and certain product upgrades, such as carved ham and turkey, increased food and beverage costs to 40.8% compared to 40.5% in 1994. All other operating costs, including depreciation and amortization of pre-opening costs, decreased slightly to 16.5% of sales in 1995 compared to 16.6% in 1994. Based on these factors, the Company's gross operating margins at the restaurant level were 14.4% and 15.1% for the third quarters of 1995 and 1994, respectively.

General and administrative expenses decreased slightly to 4.2% of sales in 1995 compared to 4.3% in 1994 due principally to the favorable impact of higher same-store sales on this mostly fixed cost category.

Interest expense increased by $228,000 to 0.3% of sales, resulting principally from less capitalized interest, which reflects 1995's lower level of construction activity in relation to the Company's outstanding debt. Also, the Company's effective average interest rate increased to 6.3% in 1995 compared to 5.0% in 1994.

Franchise revenues for the third quarter of 1995 increased significantly, amounting to $460,000, or 0.3% of sales, compared to $110,000 (0.1% of sales) in 1994, due principally to restored royalty fee payments from the Company's largest franchisee, Family Steak Houses of Florida, Inc. Prior to the third quarter of 1994, this franchisee had not paid any royalty fees since August 1993. In July 1994, an agreement with the franchisee regarding both future and past-due royalty fees was reached, and payments recommenced, initially satisfying an adjusted outstanding receivable balance. The details of this agreement are noted in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1994 under "Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations - 1994 Compared to 1993." All required payments subsequent to the agreement have been made in a timely manner, and, accordingly, the revenue recognition, albeit on a cash basis, has been restored. At September 27, 1995, there were 26 franchised Ryan's compared to 30 at September 28, 1994.

An effective income tax rate of 37.0% was used for the third quarters of both 1995 and 1994.

Net earnings for the third quarter of 1995 increased 11% to $8.7 million compared to $7.8 million in 1994.

Nine  Months  Ended September 27, 1995 versus September  28,
1994

For the nine months ended September 27, 1995, restaurant sales were up 13% compared to the same period in 1994, principally due to 7% average unit growth. Same-store sales increased 2.2% during the first nine months of 1995 compared to a 1.0% decline in 1994.

Nine-month operating expenses as detailed above were 85.5% and 84.6% of sales for 1995 and 1994, respectively. During the first nine months of 1995, costs and expenses were most affected by higher payroll costs (up 0.8% of sales) as noted in the third quarter discussion. Depreciation, amortization of pre-opening costs and other operating expenses decreased slightly to 16.2% in 1995 compared to 16.4% in 1994. Based on these factors, the Company's gross operating margins at the restaurant level were 14.5% and 15.4% for the first nine months of 1995 and 1994, respectively.

General and administrative expenses as a percentage of sales were 4.3% in both 1995 and 1994. Interest expense increased by $822,000 to 0.3% of sales due to the same factors noted in the third quarter discussion. Revenues from franchised restaurants increased by $1,092,000 due principally to the restoration of royalty income from the Company's largest franchisee (see third quarter discussion). Effective income tax rates used for the nine-month periods were 37.0% in both 1995 and 1994.

Net earnings for the first nine months of 1995 amounted to $25.0 million compared to $23.9 million in 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At September 27, 1995, the Company's working capital was a $99.6 million deficit compared to a $90.9 million deficit at December 28, 1994. Included in these amounts are borrowings of $67.5 million and $65.7 million, respectively, under bank lines of credit (see fifth succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $47.1 million for the nine months ended September 27, 1995 and $54.7 million for the year ended December 28, 1994.

The Company is also actively progressing with several casual-
dining  concepts.   As  noted earlier, the  1995  restaurant
count   at  September  27,  1995  includes  5  such   units,
representing   3   different  concepts.   Three   of   these
restaurants were converted from existing Ryan's, while the other 2 units were new construction. All five restaurants are currently serving as test units, and further expansion of these concepts will be limited pending review of their operating results.

Total capital expenditures for the first nine months of 1995 amounted  to  $51.5 million. For the first  nine  months  of
1995,  the  Company opened 20 new restaurants and  closed  4 underperforming stores as follows:

                    New Restaurants
                             Test
     Quarter         Ryan'sConcepts  Closed    Net

     First              6      0      (3)        3
     Second             6      1      (0)        7
     Third              5      2      (1)        6
     Year-to-date      17      3      (4)       16

For remainder of 1995, Ryan's plans to open 4 additional Ryan's, for a total of 24 new restaurants (21 Ryan's and 3 test concepts). In addition, the Company closed one underperforming store in October. All such expansion will occur in states within or contiguous to the Company's current 20-state operating area. The Company currently does not plan any international expansion of Company-owned stores.

The Company is currently concentrating its efforts on Company-owned stores and is not actively pursuing any additional franchised locations, either domestically or internationally.

Total  capital  expenditures  for  1995  are  estimated   at
approximately   $70  million.   Management  estimates   that
external funding requirements in 1995 will range from $10 million to $15 million. The Company has formal and informal bank lines of credit totaling $140 million at floating short-
term  rates,  of  which  $67.5  million  was  utilized   and
classified  as  current  debt at September  27,  1995.   The
Company owns all of its property and equipment and is under no significant lease obligations other than for four parcels of land which are under lease for at least 30 years.

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

              RYAN'S FAMILY STEAK HOUSES, INC.
                        (Registrant)




November 13, 1995 /s/Charles D. Way
                  Charles D. Way
                  Chairman,  President and Chief  Executive
                  Officer




November 13, 1995 /s/Fred T. Grant, Jr.
                  Fred T. Grant, Jr.
                  Vice President-Finance and Treasurer




November 13, 1995 /s/Richard D. Sieradzki
                  Richard D. Sieradzki
                  Controller