Form 10-K405
period 1995-01-03
RYANS FAMILY STEAKHOUSES INC
filed 1996-03-29
CIK 355622

Page 13
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED JANUARY 3, 1996.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE
     TRANSITION PERIOD FROM____ TO____

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

Registrant's telephone number, including area code (864) 879-1000

Securities registered pursuant to Section 12(b) of the Act:

             None           None
       (Title of class)     (Name of each exchange
                            on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1.00 Par Value
                           (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of March 6, 1996, was $367,557,000.

   The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, was 53,462,830 at March 6, 1996.

                  DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document       Location in Form 10-K

Portions of 1995 Annual Report of Shareholders    Parts I and II
Portions of Proxy Statement dated March 29, 1996  Part III
                                PART I


ITEM 1. BUSINESS.

General

  Ryan's Family Steak Houses, Inc., the Registrant (referred to hereafter as the "Company"), is a South Carolina corporation which operates a chain of restaurants located principally in the southern and midwestern United States. At March 6, 1996, 231 company-owned and 25 franchised Ryan's Family Steakhouse restaurants (concept only; referred to hereafter as "Ryan's" or "Ryan's restaurant") were in operation. The Company also operated 3 other restaurant concepts, consisting of 5 restaurants in total, on a test basis. Systemwide sales, which include sales by franchised restaurants, were approximately $560 million and $499 million in 1995 and 1994, respectively. Sales by all company-owned restaurants amounted to approximately $513 million in 1995 and $448 million in 1994. The Company, headquartered in Greer, South Carolina, was organized in 1977 and completed its initial public offering in 1982.

  The following table indicates the number of company-owned restaurants opened each year, net of closings, and the total number of company-owned restaurants open at each year-end during the 5-year period ending 1995:

                               All Concepts
                            Restaurant      Total Open
                     Year   Openings, Net at Year-End
                     1991         16          142
                     1992         23          165
                     1993         29          194
                     1994         18          212
                     1995         19          231

Operations - Ryan's

  General. A Ryan's restaurant is a family-oriented restaurant serving a wide variety of foods from its Mega Bar* as well as traditional "steak house" entrees, such as charbroiled USDA Choice steaks, hamburgers, chicken and seafood. The Mega Bar* includes, in addition to fresh and pre-made salad items, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature hot and fresh-from-the-oven cookies, brownies and other bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All Ryan's also offer a variety of non-alcoholic beverages. During mid-1993, the Company modified the layout of the Mega Bar* to a scatter bar format. This format breaks the Mega Bar*
into five island bars for easier customer access and more food variety. At the end of 1995, scatter bars had been installed in 208 Ryan's restaurants, or 92% of all company-owned Ryan's. Current plans for 1996 call for the installation of scatter bars in all remaining units by the end of the first quarter. All new Ryan's since mid-1993 have opened with scatter bars.

  Each Ryan's operates seven days a week. Typical hours of operation are 11:00 a.m. to 9:30 p.m. Sunday through Thursday and 11:00 a.m. to 10:30 p.m. Friday and Saturday. The average customer count per restaurant during 1995 was approximately 7,450 per week, and the average meal price (per person) was $5.90 (including beverage). Management believes that the average table turns over every 30 to 45 minutes.

  Each company-owned Ryan's is located in a free-standing brick building of approximately 10,000 to 11,500 square feet. While most Ryan's have interior brick walls, the interiors of the newer restaurants, commencing in August 1991, utilize sheet rock, wallpaper and oak paneling. The interior of most restaurants contains two or three dining rooms, seating approximately 300 to 500 persons in total, a customer ordering area and a kitchen. The focal points of the dining room are the centrally located scatter bars (referred to in the restaurants as the Mega Bar*) and bakery bar. An average Ryan's has parking for approximately 180 cars.

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

  Each restaurant management team reports to an area supervisor. Area supervisors normally oversee the operations of four to eight restaurants and report to one of eight regional directors, a position that may be at the Vice President level and, in each case, reports to the Vice President-Operations. Communication and support from all corporate office departments are designed to assist the area supervisors and regional directors to respond promptly to local concerns.

  All regional directors, area supervisors, general managers and managers participate in incentive bonus programs. Bonuses paid to restaurant management are based principally upon the monthly sales volume of their individual restaurant with deductions for excess spending of key expense items, such as food cost, payroll and cash shortages. The bonus program for area supervisors and regional directors is based principally upon same-store sales, profitability, "hidden shopper" (service feedback) scores and certain qualitative factors.

  Advertising. The Company has not relied extensively on advertising, expending less than one percent of restaurant sales during each of the years 1995, 1994 and 1993. Nevertheless, advertising activities in 1995 were significantly increased from the prior years' levels as the Company ran advertising campaigns, consisting of both television and radio, in the Charleston, SC and Atlanta, GA markets. Newspaper ads and billboards were used in certain other markets. Management believes that the restaurant industry has become increasingly competitive over the past several years and that advertising will become an important factor in the development and retention of market share. Based on current budgets, an expansion of advertising expenditures in 1996 is expected with media campaigns planned for markets covering approximately one-third of all company-owned Ryan's.

Expansion of Company-Owned Restaurants

  General. At March 6, 1996, the Company owned and operated 231 Ryan's and five test concepts for a total of 236 restaurants. During the remainder of 1996, 23 to 25 additional Ryan's are scheduled to open, resulting in 28 to 30 new company-owned Ryan's in 1996. Target sites for these new restaurants are spread fairly evenly across the Company's current 21-state operating area. The Company opened 24 restaurants during 1995, including three test concepts, compared to 22 (including two test concepts) and 30 restaurants during 1994 and 1993, respectively. During 1995, 5 underperforming restaurants were closed compared to 4 and 1 closure during 1994 and 1993, respectively.

  Test  Concepts.   At March 6, 1996, the Company owned  and  operated
five  test  restaurants, representing 3 different test concepts.   Two
restaurants, located in Greenville, SC and Myrtle Beach, SC, serve Tex-Mex fare; two restaurants, located in Plano, TX and Arlington, TX, are upscale western-style steakhouses; and one restaurant in Fairfield, OH
(Cincinnati),  serves classic Italian food in a buffet  setting.   All
restaurants  opened  in  late-1994 and early-1995.   The  Tex-Mex  and
upscale   steakhouse  concepts  are  considered  to  be  casual-dining
concepts.   In  contrast to a Ryan's, these concepts are characterized by full table and bar service and average checks (per person) ranging from $11 to $15. A Ryan's operates in a limited self-service format, no alcoholic beverages are served, and the average check amounted to $5.90 during 1995. The Italian buffet concept is also a limited self-service format, but serves alcoholic beverages (beer and wine) with a $7 average check. Further expansion of all 3 test concepts will be limited during 1996 while financial results are being evaluated.

  Site Selection. The Company employs a real estate manager and uses independent real estate brokers to locate potential new sites and to perform all preliminary site investigative work. Final approval is made by the Company's executive management. Important factors in site selection include population, demographics, proximity to both business and residential areas, traffic count and site accessibility. In addition, site selection for a Ryan's restaurant is also influenced by the general proximity to other Ryan's in order to optimize the efforts of the Company's area supervisors.

  Construction. The Company presently engages non-affiliated, general contractors to construct most of its restaurants on a lump-sum contract basis. The Company requires performance and payment bonds on certain building and site work contracts, depending on the size and reputation of and Company history with the general contractor, and closely supervises and monitors the progress of all construction projects. Other new restaurants are built with the Company acting as the general contractor. New restaurants are generally completed approximately three to four months from the commencement of construction. The average cost of a new Ryan's (land, building and equipment) constructed in 1995 was approximately $2.0 million.

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

  The following table indicates the number of franchised restaurants opened each year, net of closings, and the total number of franchised restaurants open at each year-end during the 5-year period ending 1995:

                            Net
                            Restaurants      Total Open
                     Year   Opened (Closed)at Year-End
                     1991         2            35
                     1992         0            35
                     1993        (1)           34
                     1994        (4)           30
                     1995        (4)           26

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

  The franchise agreement with Family Steak Houses of Florida, Inc. ("Family") provides for exclusive territorial protection in certain Florida counties as long as a specified number of new Ryan's are opened. During the fourth quarter of 1993, Family informed the Company that it would be unable to pay its royalty fees from August through December 1993, and this nonpayment condition subsequently continued through the second quarter of 1994. In July 1994, an agreement was reached with Family regarding both past-due and future royalty fees. This agreement provided for a $236,000 cash payment by Family, the relinquishment of Family's exclusive development rights in certain counties in South Florida and the Florida panhandle (subject to first refusal and buy-back rights of Family), an $800,000 long-term note payable to the Company and a reduction in the royalty fee rate from 4.25% to 3% until April 30, 1997, at which time the rate will increase to 4%. The relinquishment of development rights was valued at $500,000 and treated as a partial write-off of Family's past-due royalty fees. In addition, the agreement with Family decreased the required number of Ryan's restaurants in operation to 24 through the end of 1996 and to 25 at the end of 1997. Pursuant to the agreement, the required number of restaurants in operation will then increase by 1 for each year after 1997. All required payments from Family to the Company subsequent to the agreement have been received in a timely manner. However, due to Family's payment history, the Company's accounting policy regarding Family's royalty fees was changed during 1994 to a cash basis. Accordingly, all royalty fees received thereafter, including payments required under the long-term note payable, have been recognized as revenue when received.

Sources and Availability of Raw Materials

  The Company has a centralized purchasing program which is designed to ensure uniform product quality in all restaurants as well as reduced food, beverage and supply costs. The Company's management establishes contracts for approximately 85% of its food and other products from a variety of major suppliers under competitive terms. Purchases under these contracts are delivered to one of two warehouses operated by the Company's principal distributor and then delivered to the restaurants by the distributor. The distributor contracts for approximately 10% of the Company's products, with the remaining 5% (principally fresh produce) purchased locally by restaurant management. The beef used by the Company is obtained from four western suppliers based on price and availability of product. To ensure against interruption in the flow of beef supplies due to unforeseen or catastrophic events and to take advantage of favorable purchasing opportunities, the Company stockpiles two to six weeks supply of sirloin at the distributor. The Company believes that satisfactory sources of supply are generally available for all the items regularly used.

Working Capital Requirements

  Working capital requirements for continuing operations are not significant. The Company's restaurant sales are primarily derived from cash sales, and inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories.

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

  The Company currently operates a restaurant (see "Expansion of Company-Owned Restaurants - Test Concepts") located in Greenville, SC under the name of "Caliente Grille." Under the terms of an agreement with Caliente Cab Restaurant Co., Inc., a New York corporation and owner of the "Caliente" service mark, the Company was granted a perpetual, fully paid-up license to use the "Caliente" name in connection with restaurant services only, and in connection with a single location in Greenville, SC.

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

Regulation

  The Company is subject to the Fair Labor Standards Act which regulates matters such as minimum wage requirements, overtime and other working conditions. A large number of the Company's restaurant personnel are paid at or near the minimum wage level, and, accordingly, changes in the federal minimum wage affect the Company's labor costs. Other changes to the minimum wage may also be legislated at the state level.

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

Employees

  At March 6, 1996, the Company employed approximately 16,000 persons, of whom approximately 15,800 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees a very competitive benefit package, which includes life and health insurance, vacation pay and a defined contribution retirement plan. Part-time employees who work at least 15 hours per week are eligible to participate in the Company's life and health insurance plans and also receive vacation pay.

  None  of  the Company's employees are represented by a  union.   The
Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through either Company-operated or franchised restaurants. At March 6, 1996, the Company had no operations outside the continental United States.

  Information regarding the Company's restaurant sales and assets is included in the Company's financial statements, which are incorporated by reference into Part II, Item 8 of this Form 10-K.


ITEM 2. PROPERTIES.

  The  Company  owns  substantially all of its restaurant  properties, each of which is a free-standing brick building that covers approximately 10,000 to 11,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 150 to 250 cars on sites of approximately 75,000 to 130,000 square feet. At March 6, 1996, all restaurant sites, except five properties under land leases, were owned by the Company.

  A listing of the number of Ryan's restaurant locations by state as of March 6, 1996 appears on page 23 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference. A detail listing of Ryan's restaurant locations may be obtained without charge by writing to the Company's principal executive offices,
Attention: Corporate Secretary. As noted above (see "Expansion of Company-Owned Restaurants - Test Concepts"), the Company also operates five test restaurants in Greenville and Myrtle Beach, SC; Plano and Arlington, TX; and Fairfield, OH.

  The Company's corporate offices consist of two office buildings (30,000 square feet and 16,000 square feet) and a 20,000 square foot warehouse facility. These properties (land and building) are owned by the Company and located in Greer, SC.

  From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at March 6, 1996, four closed restaurant properties were offered for sale. The Company believes that the eventual disposition or nondisposition of all such properties will not materially affect its business or financial condition, taken as a whole.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                PART II


ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The information regarding trading of the Company's common stock, quarterly market prices and dividends appears under "Common Stock Data" on page 22 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

  At   March  6,  1996,  the  Company's  common  stock  was  held   by
approximately 20,000 stockholders of record through nominee or street name accounts with brokers.


ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is included in the "Ten Year Financial Summary" on pages 4 and 5 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included on pages 6 through 10 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's financial statements, unaudited quarterly financial information and the independent auditors' report are included on pages 11 through 20 of the Company's 1995 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                               PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996 under the headings "Election of Directors," "Executive Officers" and "Certain Beneficial Ownership of Common Stock - Compliance with Section 16(a) of the Securities Exchange Act."


ITEM 11.EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996 under the headings "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee and Stock Option Committee" and "Performance Graph."


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996 under the headings "Election of Directors," "Executive Officers" and "Certain Beneficial Ownership of Common Stock."


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996 under the headings "Executive Compensation and Other Information - Deferred Compensation - Salary Continuation Agreements" and "Compensation Committee Interlocks and Insider Participation."


                                PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
        K.

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

                *10.14     Executive Bonus Plan, commencing in 1994:
                Incorporated by reference to Exhibit 10.14 to the 1993 10-K.

                10.15 Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994 and as amended on October 17, 1994:
                Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 28, 1994 (Commission file no. 0-10943).

                10.16      Ryan's Family Steak Houses, Inc. and
                Wachovia Bank of North Carolina, N.A., as Rights
                Agent, Shareholder Rights Agreement dated as of
                January 26, 1995: Incorporated by reference to
                Exhibit 2 to the report on Form 8-K filed with the Commission on February 9, 1995 (Commission file no. 0-10943).

                13.1       Ryan's Family Steak Houses, Inc. 1995
                Report to Shareholders.

                21.1       Subsidiaries of the Company.

                23.1       Consent of Independent Auditors' with
                respect to Form S-8.

                27         Financial Data Schedule (electronic filing
                only).

                99.1       Ryan's Family Steak Houses, Inc. Proxy
                Statement for the Annual Meeting of Shareholders, dated March 29, 1996.

                *          This is a management contract or
                compensatory plan or arrangement.

  (b) The Registrant has neither filed nor been required to file any reports on Form 8-K during the quarter ended January 3, 1996.

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

                            RYAN'S FAMILY STEAK HOUSES, INC.
March 29, 1996

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

  Signature                 Title                 Date

/s/Charles D. Way        Chairman, President and  March 29, 1996
Charles D. Way             Chief Executive Officer

/s/G. Edwin McCranie     Director and Executive   March 29, 1996
G. Edwin McCranie          Vice President

/s/James D. Cockman      Director              March 29, 1996
James D. Cockman

/s/Barry L. Edwards      Director              March 29, 1996
Barry L. Edwards

/s/Brian S. MacKenzie    Director              March 29, 1996
Brian S. MacKenzie

/s/Harold K. Roberts, Jr.   Director           March 29, 1996
Harold K. Roberts, Jr.

/s/James M. Shoemaker, Jr.  Director           March 29, 1996
James M. Shoemaker, Jr.

/s/Fred T. Grant, Jr.    Vice President - Finance March 29, 1996
Fred T. Grant, Jr.       (Principal Financial and
                           Accounting Officer)


                   RYAN'S FAMILY STEAK HOUSES, INC.

                     INDEX TO FINANCIAL STATEMENTS

  The following financial statements of the Registrant included in the Annual Report to Shareholders for the year ended January 3, 1996, are incorporated herein by reference. With the exception of the pages listed below and other information incorporated in this report on Form 10-K, the 1995 Annual Report to Shareholders is not deemed "filed" as part of this report.

                            Page Reference
                            in Annual Report

Independent Auditors' Report                      20

Statements of Earnings      11

Balance Sheets              12

Statements of Cash Flows    13

Notes to Financial Statements                   14-19


  All financial statement schedules have been omitted since the required information is not applicable or the information required is included in the financial statements or the notes thereto.