Form 10-Q
period 1996-04-03
RYANS FAMILY STEAKHOUSES INC
filed 1996-05-17
CIK 355622

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter ended April 3, 1996

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

                        864-879-1000
    (Registrant's telephone number, including area code)

- ------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes     X         No ________

The number of shares outstanding of each of the registrant's classes of common stock as of April 3, 1996:

     52,434,000 shares of common stock, $1.00 Par Value
PART I.  FINANCIAL INFORMATION

              RYAN'S FAMILY STEAK HOUSES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

            (In thousands, except per share data)
                                         Quarter Ended
                                       April 3,   March 29,
                                         1996        1995

Restaurant sales                     $130,849      117,266

Operating expenses:
  Food and beverage                    52,238       47,592
  Payroll and benefits                 36,934       33,973
  Depreciation and amortization         5,692        5,014
  Other operating expenses             16,671       14,409
     Total operating expenses         111,535      100,988

General and administrative expenses     6,190        5,302
Interest expense                          555          431
Revenues from franchised restaurants    (402)        (463)
Other income, net                       (529)        (600)
Earnings before income taxes           13,500       11,608
Income taxes                            4,996        4,295

Net earnings                            $8,504       7,313

Net earnings per common and common
  equivalent share                      $ .16          .14

Weighted average shares                53,378       53,434

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

                 CONSOLIDATED BALANCE SHEETS

                       (In thousands)
                                       April 3,   January 3,
                                         1996        1995
ASSETS                               (Unaudited)
Current assets:
 Cash and cash equivalents           $     522         1,299
 Receivables                             1,674         1,731
 Inventories                             3,970         4,045
 Deferred income taxes                   2,923         2,923
 Other current assets                    1,636         1,491
     Total current assets               10,725        11,489

Property and equipment:
 Land and improvements                  96,816        95,093
 Buildings                             241,793       233,674
 Equipment                             151,437       144,638
 Construction in progress               39,146        31,311
                                       529,192       504,716
 Less accumulated depreciation          97,858        92,495
 Net property and equipment            431,334       412,221

Other assets                             7,109         7,119
                                      $449,168       430,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                          82,900        72,200
 Accounts payable                       21,242        16,975
 Income taxes payable                    5,169           745
 Accrued liabilities                    23,285        23,761
     Total current liabilities         132,596       113,681

Deferred income taxes                   14,504        14,454

Shareholders' equity:
 Common stock of $1.00 par value;
  authorized 100,000,000 shares;
  issued 52,434,000 shares in 1996 and
  53,462,000 shares in 1995             52,454        53,462
 Additional paid-in capital                -           6,751
 Retained earnings                     249,634       242,481
Total shareholders' equity             302,068       302,694
                                      $449,168       430,829

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                       (In thousands)

                                             Quarter Ended
                                           April 3,   March 29,
                                             1996        1995
Cash flows from operating activities:
 Net earnings                               $8,504       7,313
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
     Depreciation and amortization           5,777       5,145
     Gain on sale of property and equipment    (58)       (100)
     Decrease (increase) in:
      Receivables                               57          26
      Inventories                               75        (410)
      Other current assets                    (558)       (438)
      Other assets                               9          33
     Increase (decrease) in:
      Accounts payable                       4,267       1,479
      Income taxes payable                   4,424       4,118
      Accrued liabilities                     (476)       (253)
      Deferred income taxes                     50          43
Net cash provided by operating activities   22,071      16,956

Cash flows from investing activities:
 Proceeds from sale of property and equipment  395         319
 Capital expenditures                      (24,813)    (18,680)
Net cash used in investing activities      (24,418)    (18,361)

Cash flows from financing activities:
 Net borrowings of notes payable            10,700         900
 Proceeds from the issuance of common stock     11          35
 Purchases of common stock                  (9,141)        -
Net  cash provided by financing activities   1,570         935

Net decrease in cash and cash equivalents     (777)       (470)

Cash  and cash equivalents - beginning
   of period                                 1,299         695

Cash  and  cash equivalents - end
   of period                          $        522         225

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (In thousands)

           I.  For the Quarter ended April 3, 1996
                         (Unaudited)
                        $1 Par ValueAdditional
                           Common     Paid-In    Retained
                           Stock      Capital    Earnings    Total

Balances at January 3, 1996  $53,462    6,751     242,481    302,694

  Net earnings                  -         -         8,504      8,504
  Issuance of common stock
  under Stock Option Plans         3        8        -            11
  Purchases of common stock   (1,031)  (6,759)     (1,351)    (9,141)
Balances at April 3, 1996    $52,434      -       249,634    302,068



          II.  For the Quarter ended March 29, 1995
                         (Unaudited)

                             $1 Par ValueAdditional
                                Common  Paid-In   Retained
                                Stock   Capital   Earnings   Total

Balances at December 28, 1994  $53,434   6,599    209,322    269,355

  Net earnings                    -        -        7,313      7,313
  Issuance of common stock
  under Stock Option Plans           6      29        -           35
Balances at March 29, 1995     $53,440   6,628    216,635    276,703


See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        April 3, 1996
                         (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended April 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1996.

Note 2.  Earnings Per Share

Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are represented by shares under option.

Note 3.  Reclassifications

Certain   1995  amounts  in  the  accompanying  consolidated
financial statements have been reclassified to conform to the 1996 presentation.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended April 3, 1996 versus March 29, 1995

The Company experienced strong sales growth during the first quarter of 1996 with restaurant sales up 12% over the comparable quarter of 1995. Substantially all of the increase resulted from the 9% unit growth of company-owned restaurants, which totaled 238 at April 3, 1996 and 215 at March 29, 1995. The 1996 store count was comprised of 233 Ryan's restaurants and 5 other restaurants, representing 3 different test concepts (see "Liquidity and Capital Resources"). The 1995 store count was comprised of 213 Ryan's and 2 of the test concept restaurants. Same-store sales at the Ryan's restaurants, or average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year, increased 0.3% during the quarter compared to a 0.2% increase during the first quarter of 1995. The first quarter of 1996 represents the sixth consecutive quarter in which same-store sales have increased.

Restaurant sales in 1996 were significantly impacted by severe winter weather during January that affected most
Ryan's  in  the southeast and midwest United States.   Same-
store sales were down 6% during January, but rebounded strongly during February and March, increasing 4% on average during the two-month period. Management attributes the improvement principally to the Company's installation of scatter bars in its restaurants. The scatter bar format breaks the Mega Bar into five island bars for easier customer access and more food variety. During the first quarter of 1996, scatter bars were installed in 18 restaurants, thereby completing the installation of scatter bars in substantially all company-owned units. Management also attributes a portion of the sales improvement to the customer service improvement programs implemented throughout 1995 (see the Company's annual report on Form 10-K for the fiscal year ended January 3, 1996 under "Management's Discussion and Analysis of Financial Condition and Results
of  Operations:  Results of Operations -  1995  Compared  to
1994")   and   increased  media  advertising   (see   second
succeeding paragraph).

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 85.2% during the first quarter of 1996 compared to 86.1% in 1995. In 1996, food and beverage costs decreased from 40.6% in 1995 to 39.9% in 1996 due to lower beef and produce prices and better store-level operating procedures. Payroll and benefits decreased to 28.2% of sales compared to 29.0% in 1995 due to higher average unit sales volumes, better labor scheduling procedures and lower workers' compensation costs. All other operating costs, including depreciation and amortization of pre-opening costs, increased to 17.1% of sales in 1996 compared to 16.6% in 1995 due principally to higher utility and paper costs. Based on these factors, the Company's gross operating margins at the restaurant level were 14.8% and 13.9% for the first quarters of 1996 and 1995, respectively.

General and administrative expenses increased to 4.7% of sales in 1996 compared to 4.5% in 1995 due principally to increased media advertising costs, which amounted to 0.3% of sales in 1996 compared to an insignificant amount in 1995. The Company has significantly expanded its media advertising program in 1996 with plans to run campaigns in 10 markets during selected periods in 1996 compared to 2 markets during 1995. Total media advertising costs are expected to amount to 0.3% of sales in 1996 versus 0.1% in 1995.

Interest expense increased by $124,000, amounting to 0.4% of sales in both 1996 and 1995, due principally to increased outstanding debt, which increased from $72.2 million at January 3, 1996 to $82.9 million at April 3, 1996. This increase in debt resulted principally from a common stock repurchase program implemented in March 1996 (see "Liquidity And Capital Resources"). The Company's effective average interest rate decreased to 5.9% in 1996 compared to 6.4% in 1995.

Franchise revenues for the first quarter of 1996 decreased by 13%, amounting to $402,000, or 0.3% of sales, compared to $463,000 (0.4% of sales) in 1995, due principally to a lesser number of franchised restaurants. At April 3, 1996, there were 26 franchised Ryan's compared to 30 at March 29, 1995.

An effective income tax rate of 37.0% was used for the first quarters of both 1996 and 1995.

Net earnings for the first quarter of 1996 increased 16% to $8.5 million compared to $7.3 million in 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At April 3, 1996, the Company's working capital was a $121.9 million deficit compared to a $102.2 million deficit at January 3, 1996. Included in these amounts are borrowings of $82.9 million and $72.2 million, respectively, under bank lines of credit (see [fifth] succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $22.1 million for the three months ended April 3, 1996 and $61.8 million for the year ended January 3, 1996.

Total capital expenditures for the first three months of 1996 amounted to $24.8 million. The Company opened 7 new Ryan's restaurants during the first three months of 1996 and, for the remainder of 1996, plans to open 23 additional Ryan's for a total of 30 new restaurants (all Ryan's). During 1995, the Company opened 24 restaurants (21 Ryan's and 3 test concepts).. Total capital expenditures for 1996 are estimated at approximately $75 million. expansion will occur in states within or contiguous to the Company's current 21-state operating area The Company currently does not plan any international expansion of Company-owned stores.

The Company is also actively testing several casual-dining concepts. As noted earlier, the restaurant count at April 3, 1996 includes 5 such units, representing 3 different concepts. Three of these restaurants were converted from existing Ryan's, while the other 2 units were new construction. Further expansion of these concepts will be limited pending review of their operating results.

The Company is currently concentrating its efforts on Company-owned stores and is not actively pursuing any additional franchised locations, either domestically or internationally.

On March 13, 1996, management announced its intention to repurchase an aggregate 6.4 million shares of the Company's common stock through December 1998. Through April 3, 1996, the Company had repurchased approximately 1.0 million shares at an aggregate cost of approximately $9.1 million. As part of the multi-year plan, management expects that 1996 aggregate repurchase transactions will amount to approximately $25 million. Repurchases have and will be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors.

Management estimates that external funding requirements in 1996 will range from $40 million to $44 million. The remainder of the Company's funding requirements are expected to be met by internally generated cash from operations. The Company currently has several uncommitted bank lines totaling $140 million at various short-term rates of which $82.9 million was utilized at April 3, 1996. Management intends to refinance this outstanding short-term debt and to finance a portion of its 1996 needs with long-term bank debt and is currently finalizing such arrangements with a bank group. The closing date of this financing transaction is expected to occur during early-June 1996. Management believes that the Company's anticipated overall borrowing arrangements, which are expected to include uncommitted bank lines in addition to the long-term bank debt at both fixed and floating interest rates, will be sufficient to meet its 1996 requirements.


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

              RYAN'S FAMILY STEAK HOUSES, INC.
                        (Registrant)




May 17, 1996      /s/Charles D. Way
                  Charles D. Way
                   Chairman,  President and Chief  Executive
Officer




May 17, 1996      /s/Fred T. Grant, Jr.
                  Fred T. Grant, Jr.
                  Vice President-Finance and Treasurer




May 17, 1996      /s/Richard D. Sieradzki
                  Richard D. Sieradzki
                  Controller