Form 10-Q
period 1996-07-03
RYANS FAMILY STEAKHOUSES INC
filed 1996-08-14
CIK 355622

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter ended July 3, 1996

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

- ------------------------------------------------------------
                         -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes     X         No ________

The number of shares outstanding of each of the registrant's classes of common stock as of July 3, 1996:
     51,003,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

              RYAN'S FAMILY STEAK HOUSES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

            (In thousands, except per share data)

                                         Quarter Ended
                                       July 3,     June 28,
                                         1996        1995

Restaurant sales                     $147,370      131,363

Operating expenses:
  Food and beverage                    58,159       53,699
  Payroll and benefits                 41,547       37,081
  Depreciation and amortization         6,076        5,255
  Other operating expenses              17,813      15,435
     Total operating expenses         123,595      111,470

General and administrative expenses     6,910        5,433
Interest expense                          767          455
Revenues from franchised restaurants    (394)        (432)
Other expense (income), net             (284)           63
Earnings before income taxes           16,776       14,374
Income taxes                            6,173        5,318

Net earnings                            $10,603      9,056

Net earnings per common and common
  equivalent share                      $ .20          .17

Weighted average shares            51,908,000   53,443,000

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

            (In thousands, except per share data)

                                        Six Months Ended
                                       July 3,     June 28,
                                         1996        1995

Restaurant sales                     $278,219      248,629

Operating expenses:
  Food and beverage                   110,397      101,291
  Payroll and benefits                 78,481       71,054
  Depreciation and amortization        11,768       10,269
  Other operating expenses              34,484      29,844
     Total operating expenses         235,130      212,458

General and administrative expenses    13,100       10,735
Interest expense                        1,322          886
Revenues from franchised restaurants    (796)        (895)
Other income, net                       (813)        (537)
Earnings before income taxes           30,276       25,982
Income taxes                            11,169       9,613

Net earnings                            $19,107     16,369

Net earnings per common and common
  equivalent share                      $ .36          .31

Weighted average shares            52,643,000   53,441,000

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

                 CONSOLIDATED BALANCE SHEETS

                       (In thousands)

                                       July 3,    January 3,
                                         1996        1996
ASSETS                               (Unaudited)
Current assets:
 Cash and cash equivalents               $ 102       1,299
 Receivables                             1,944       1,731
 Inventories                             3,996       4,045
 Deferred income taxes                   2,923       2,923
 Other current assets                    2,139       1,491
     Total current assets               11,104      11,489
Property and equipment:
 Land and improvements                 100,423      95,093
 Buildings                             253,990     233,674
 Equipment                             158,681     144,638
 Construction in progress                38,114      31,311
                                       551,208     504,716
 Less accumulated depreciation           103,576     92,495
     Net property and equipment        447,632     412,221
Other assets                             1,896       1,784
                                      $460,632     425,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                          15,300      72,200
 Accounts payable                       11,523      11,640
 Income taxes payable                    1,939         745
 Accrued liabilities                     25,455      23,761
     Total current liabilities          54,217     108,346
Long-term debt                          93,000         -
Deferred income taxes                    14,566      14,454
     Total liabilities                 161,783     122,800
Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 51,003,000 shares in 1996
 and 53,462,000 shares in 1995           51,003      53,462
 Additional paid-in capital                 46       6,751
 Retained earnings                       247,800   242,481
     Total shareholders' equity          298,849   302,694
                                      $460,632     425,494

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                       (In thousands)

                                         Quarter Ended
                                       July 3,     June 28,
                                         1996        1995
Cash flows from operating activities:
 Net earnings                          $19,107      16,369
 Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
     Depreciation and amortization      12,126      10,662
     Loss (gain) on sale of property
      and equipment                       (81)          69
     Decrease (increase) in:
      Receivables                        (213)        (57)
      Inventories                           49       (494)
      Other current assets             (1,690)     (1,505)
      Other assets                       (115)          36
     Increase (decrease) in:
      Accounts payable                   (117)       4,978
      Income taxes payable               1,194       (438)
      Accrued liabilities                1,694       2,753
      Deferred income taxes                112          96
Net  cash provided by operating
 activities                             32,066      32,469

Cash flows from investing activities:
 Proceeds from sale of property
  and equipment                             676     1,193
 Capital expenditures                 (47,087)    (35,789)
Net cash used in investing activities (46,411)    (34,596)

Cash flows from financing activities:
  Net  proceeds from (repayment of)
     notes payable                    (56,900)      1,800
 Proceeds from issuance of
    long-term debt                     93,000         -
 Proceeds from the issuance of
     common stock                         491          47
 Purchase of common stock             (23,443)       -
Net  cash provided by financing
   activities                          13,148       1,847

Net decrease in cash and cash
  equivalents                           (1,197)     (280)

Cash  and cash equivalents -
    beginning of period                  1,299       695

Cash  and  cash equivalents -
    end of period                 $        102       415

See accompanying notes to consolidated financial statements.

              RYAN'S FAMILY STEAK HOUSES, INC.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (In thousands)

          I.  For the Six Months ended July 3, 1996
                         (Unaudited)

                               $1 Par Value Additional
                                   Common   Paid-In  Retained
                                    Stock    Capital  Earnings   Total

Balances at January 3, 1996        $53,462   6,751   242,481   302,694
  Net earnings                        -        -      19,107    19,107
  Issuance of common stock
  under Stock Option Plans             77       414       -         491
  Purchases of common stock        (2,536)   (7,119)   (13,788) (23,443)
Balances at July 3, 1996          $51,003       46     247,800  298,849


         II.  For the Six Months ended June 28, 1995
                         (Unaudited)

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

                        July 3, 1996
                         (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended July 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1996.

Note 2.  Long-Term Debt

In June 1996, the Company entered into a credit agreement with a group of banks for a $93 million term loan (the "Term Loan") payable in quarterly installments of $5,813,000 commencing September 1999 with the final quarterly installment due June 2003. The Term Loan is unsecured and bears interest at various rates generally equal to LIBOR, or the London Interbank Offered Rate, plus 0.5% for periods ranging from one to six months.

The terms of the credit agreement contain, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. At July 3, 1996, the Company exceeded the most restrictive minimum net worth covenant by approximately $68.1 million.

The aggregate maturities of the Term Loan for the remainder of 1996 and for each of the five years subsequent to January 1, 1997 are as follows: $0 for years 1996 through 1998; $11.6 million in 1999; $23.3 million in 2000; and $23.3 million in 2001.

Note 3.  Reclassifications

Certain   1995  amounts  in  the  accompanying  consolidated
financial statements have been reclassified to conform to the 1996 presentation.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended July 3, 1996 versus June 28, 1995

The Company experienced strong sales growth during the second quarter of 1996 with restaurant sales up 12% over the comparable quarter of 1995. Substantially all of the increase resulted from the 10% unit growth of company-owned restaurants, which totaled 247 at July 3, 1996 and 222 at June 28, 1995. The 1996 store count was comprised of 242 Ryan's restaurants and 5 other restaurants, representing 3 different test concepts (see "Liquidity and Capital Resources"). The 1995 store count was comprised of 219 Ryan's and 3 of the test concept restaurants.

Same-store sales at the Company's Ryan's restaurants, or average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year, increased 0.2% during the quarter compared to a 3.0% increase during the second quarter of 1995. Management notes the difficult year-over-year comparison during the second quarter as a significant factor in the deceleration of same-store sales growth. In fact, the second quarter of 1996 represented the seventh consecutive quarter in which same-store sales have increased. However, management also attributes a portion of the sales improvement to the customer service improvement programs implemented throughout 1995 (see the Company's annual report on Form 10-K for the fiscal year ended January 3, 1996 under "Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations - 1995 Compared to 1994") and increased media advertising (see second succeeding paragraph).

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 83.9% during the second quarter of 1996 compared to 84.9% in 1995. Food and beverage costs decreased from
40.9% of sales in 1995 to 39.5% in 1996 due to lower beef and produce prices and better store-level operating procedures. Payroll and benefits amounted to 28.2% of sales during both 1996 and 1995. All other operating costs, including depreciation and amortization of pre-opening costs, increased to 16.2% of sales in 1996 compared to 15.8% in 1995 due principally to higher utility, repairs and maintenance and sanitation costs. Based on these factors, the Company's gross operating margins at the restaurant level were 16.1% and 15.1%, a 100 basis point increase, for the second quarters of 1996 and 1995, respectively.

General and administrative expenses increased to 4.7% of sales in 1996 compared to 4.1% in 1995 due principally to increased media advertising costs, which amounted to 0.5% of sales in 1996 compared to an insignificant amount in 1995. The Company has significantly expanded its media advertising program in 1996 with plans to run campaigns in 10 markets during selected periods in 1996 compared to 2 markets during 1995. Total media advertising costs are expected to amount to 0.3% of sales in 1996 versus 0.1% in 1995.

Interest expense increased by $312,000, amounting to 0.5% of sales in 1996 and 0.3% in 1995, due principally to increased outstanding debt, which increased from $72.2 million at January 3, 1996 to $108.3 million at July 3, 1996. This increase in debt resulted principally from a common stock repurchase program implemented in March 1996 (see "Liquidity And Capital Resources"). The Company's effective average interest rate decreased to 5.7% in 1996 compared to 6.5% in 1995.

Franchise revenues for the second quarter of 1996 decreased by 9%, amounting to $394,000, or 0.3% of sales, compared to $432,000 (0.3% of sales) in 1995, due principally to a lesser number of franchised restaurants. At July 3, 1996, there were 25 franchised Ryan's compared to 28 at June 28, 1995.

Other income in 1996 amounted to $284,000 compared to a net expense of $63,000 in 1995 due to losses on 1995 sales of excess real estate and higher miscellaneous vending income in 1996.

Effective income tax rates of 36.8% and 37.0% were used for the second quarters of 1996 and 1995, respectively.

Net earnings for the second quarter of 1996 increased 17% to $10.6 million compared to $9.1 million in 1995. Due to a 3% reduction in weighted average shares resulting from the
Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share increased 18% to 20 cents in 1996 compared to 17 cents in 1995.

Six Months Ended July 3, 1996 versus June 28, 1995

For the six months ended July 3, 1996, restaurant sales were up 12% compared to the same period in 1995, principally due to 9% average unit growth. Same-store sales increased 0.3% during the first six months of 1996 compared to a 1.6% increase in 1995.

Six-month costs and expenses as detailed above were 84.5% and 85.5% of sales for 1996 and 1995, respectively. During the first six months of 1996, costs and expenses were most affected by lower food and payroll costs (down 1.1% and 0.4% of sales, respectively) and higher other operating expenses (up 0.4% of sales). Food costs were favorably impacted by lower beef costs, and hourly payroll costs benefited from higher average unit sales and better labor scheduling procedures. These gains were partially offset by increased utility costs, resulting in higher other operating expenses. Based on these factors, the Company's gross operating margins at the restaurant level were 15.5% and 14.5%, a 100 basis point increase, for the first six months of 1996 and 1995, respectively.

General and administrative expenses as a percentage of sales were 4.7% in 1996 and 4.3% in 1995 due to higher advertising costs. Interest expense increased by $436,000 to 0.5% of sales due principally to the increase in debt resulting from the common stock repurchase program (see "Liquidity And Capital Resources"). The Company's effective average interest rate decreased to 5.8% in 1996 compared to 6.4% in 1995. Revenues from franchised restaurants decreased by $99,000 and other income increased by $276,000 due to the same factors noted in the second quarter discussion. Effective income tax rates of 36.9% and 37.0% were used for the first six months of 1996 and 1995, respectively.

Net  earnings for the first six months of 1996 increased 17%
to   $19.1  million  compared  to  $16.4  million  in  1995.
Earnings per share increased to 36 cents in 1996 compared to 31 cents in 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At July 3, 1996, the Company's working capital was a $43.1 million deficit compared to a $96.9 million deficit at January 3, 1996. The principal reason for the deficit reduction was the refinancing in June 1996 of $93 million of short-term debt into a long-term credit facility. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $32.1 million for the six months ended July 3, 1996 and $61.8 million for the year ended January 3, 1996.

Total capital expenditures for the first six months of 1996 amounted to $47.1 million. The Company opened 16 new Ryan's restaurants during the first six months of 1996 and, for the remainder of 1996, plans to open 14 additional Ryan's for a total of 30 new restaurants (all Ryan's). During 1995, the Company opened 24 restaurants (21 Ryan's and 3 test concepts). Total capital expenditures for 1996 are estimated at approximately $83 million. Expansion will occur in states within or contiguous to the Company's current 21-state operating area. The Company currently does not plan any international expansion of company-owned stores.

The Company is also actively testing several casual-dining concepts. As noted earlier, the restaurant count at July 3, 1996 includes 5 such units, representing 3 different concepts. Three of these restaurants were converted from existing Ryan's, while the other 2 units were new construction. Further expansion of these concepts will be limited pending review of their operating results.

The Company is currently concentrating its efforts on Company-owned stores and is not actively pursuing any additional franchised locations, either domestically or internationally.

In March 1996, management announced its intention to repurchase an aggregate 6.4 million shares of the Company's common stock through December 1998. Through July 3, 1996, the Company had repurchased approximately 2.5 million shares at an aggregate cost of approximately $23.4 million. Repurchases have and will be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors.

Management currently estimates that its external funding requirements in 1996 will approximate $45 million. This amount could be higher depending upon the level of stock repurchases incurred during the remainder of the year.
Other funding needs are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $110 million at various short-term rates of which $15.3 million was utilized at July 3, 1996.

In June 1996, the Company entered into a credit agreement with a group of banks for a $93 million term loan (the "Term Loan") payable in quarterly installments of $5,813,000 commencing September 1999 with the final quarterly installment due June 2003. The Term Loan is unsecured and bears interest at various rates generally equal to LIBOR, or the London Interbank Offered Rate, plus 0.5% for periods ranging from one to six months. The terms of the credit agreement contain, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. At July 3, 1996, the Company exceeded the most restrictive minimum net worth covenant by approximately $68.1 million. The aggregate maturities of the Term Loan for the remainder of 1996 and for each of the five years subsequent to January 1, 1997 are as follows: $0 for years 1996 through 1998; $11.6 million in 1999; $23.3 million in 2000; and $23.3 million in 2001.

Under the current borrowing arrangements, no interest rates have been fixed and generally change in response to changes in LIBOR. Management believes that the Company's current banking relationships provide the opportunity to fix the interest rate on all or portions of the outstanding debt for various periods of time, based upon the Company's preference. Management frequently reviews various interest rate options in order to determine their economic feasibility.

Management believes that the current debt structure will be sufficient to meet the Company's financing requirements at least through 1998.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. Additionally, a significant number of the Company's restaurant employees are paid at the minimum wage and, accordingly, legislated changes to the minimum wage will normally affect the Company's payroll costs. In July 1996, Congress legislated an increase in the Federal minimum wage from the current $4.25 per hour to an eventual $5.15 per hour. Assuming President Clinton signs the measure, the minimum wage will first increase to $4.75 on October 1, 1996 and then to $5.15 on September 1, 1997. However, this measure also freezes the wage for tipped employees at $2.13. Due to the Company's current wage levels and the law's provisions regarding tipped employees, management believes that these increases will have minimal impact on payroll costs.

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

              RYAN'S FAMILY STEAK HOUSES, INC.
                        (Registrant)




August 15, 1996   /s/Charles D. Way
                  Charles D. Way
                  Chairman,  President and Chief  Executive
                  Officer




August 15, 1996   /s/Fred T. Grant, Jr.
                  Fred T. Grant, Jr.
                  Vice President-Finance and Treasurer




August 15, 1996   /s/Richard D. Sieradzki
                  Richard D. Sieradzki
                  Controller