Form 10-Q
period 1996-10-02
RYANS FAMILY STEAKHOUSES INC
filed 1996-11-15
CIK 355622

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter ended October 2, 1996

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

The number of shares outstanding of each of the registrant's classes of common stock as of October 2, 1996:

     50,935,000 shares of common stock, $1.00 Par Value


PART I.  FINANCIAL INFORMATION

              RYAN'S FAMILY STEAK HOUSES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

            (In thousands, except per share data)

                                         Quarter Ended
                                      October 2, September 27,
                                         1996        1995


Restaurant sales                     $146,250      131,786

Operating expenses:
  Food and beverage                    58,093       53,789
  Payroll and benefits                 41,517       37,255
  Depreciation and amortization         6,480        5,523
  Other operating expenses             18,827       16,219
     Total operating expenses         124,917      112,786

General and administrative expenses     6,434        5,493
Interest expense                          956          445
Revenues from franchised restaurants     (369)        (460)
Other income, net                        (289)        (253)
Earnings before income taxes           14,601       13,775
Income taxes                            5,373        5,097

Net earnings                          $ 9,228        8,678

Net earnings per common and common
  equivalent share                      $ .18          .16

Weighted average shares            51,184,000   53,454,000

See accompanying notes to consolidated financial statements.


              RYAN'S FAMILY STEAK HOUSES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

            (In thousands, except per share data)

                                       Nine Months Ended
                                      October 2,  September 27,
                                         1996        1995

Restaurant sales                     $424,469      380,415

Operating expenses:
  Food and beverage                   168,490      155,080
  Payroll and benefits                119,998      108,244
  Depreciation and amortization        18,248       15,792
  Other operating expenses             53,311       46,128
     Total operating expenses         360,047      325,244

General and administrative expenses    19,534       16,228
Interest expense                        2,278        1,331
Revenues from franchised restaurants   (1,165)      (1,355)
Other income, net                      (1,102)        (790)
Earnings before income taxes           44,877       39,757
Income taxes                           16,542       14,710

Net earnings                          $28,335       25,047

Net earnings per common and common
  equivalent share                      $ .54          .47

Weighted average shares            52,157,000   53,445,000

See accompanying notes to consolidated financial statements.


              RYAN'S FAMILY STEAK HOUSES, INC.

                 CONSOLIDATED BALANCE SHEETS

                       (In thousands)

                                      October 2,  January 3,
                                         1996        1996
ASSETS                               (Unaudited)
Current assets:
 Cash and cash equivalents               $ 538         1,299
 Receivables                             1,855         1,731
 Inventories                             4,031         4,045
 Deferred income taxes                   2,923         2,923
 Other current assets                    2,108         1,491
     Total current assets               11,455        11,489
Property and equipment:
 Land and improvements                 103,320        95,093
 Buildings                             265,848       233,674
 Equipment                             165,740       144,638
 Construction in progress               37,486        31,311
                                       572,394       504,716
 Less accumulated depreciation         109,291        92,495
     Net property and equipment        463,103       412,221
Other assets                             1,968         1,784
                                      $476,526       425,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                          17,700        72,200
 Accounts payable                       14,487        11,640
 Income taxes payable                    4,384           745
 Accrued liabilities                    24,835        23,761
     Total current liabilities          61,406       108,346
Long-term debt                          93,000          -
Deferred income taxes                   14,619        14,454
         Total liabilities             169,025       122,800
Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 50,935,000 shares in 1996
 and 53,462,000 shares in 1995          50,935        53,462
 Additional paid-in capital                -           6,751
 Retained earnings                       256,566     242,481
         Total shareholders' equity      307,501     302,694
Commitments
                                      $476,526       425,494

See accompanying notes to consolidated financial statements.

      RYAN'S FAMILY STEAK HOUSES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                       (In thousands)

                                       Nine Months Ended
                                      October 2,September 27,
                                         1996        1995
Cash flows from operating activities:
 Net earnings                          $28,335      25,047
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization        18,872      16,480
   Loss on sale of property
     and equipment                         101         251
   Decrease (increase) in:
     Receivables                         (124)         276
     Inventories                            14       (801)
     Other current assets              (2,336)     (2,010)
     Other assets                        (189)       (648)
   Increase in:
     Accounts payable                    2,847       4,675
     Income taxes payable                3,639       1,844
     Accrued liabilities                 1,074       1,799
     Deferred income taxes                 165         147
Net  cash provided by operating
 activities                             52,398      47,060

Cash flows from investing activities:
 Proceeds from sale of property
      and equipment                        804     3,456
 Capital expenditures                 (68,935)    (51,489)
Net cash used in investing activities (68,131)    (48,033)

Cash flows from financing activities:
  Net proceeds from (repayment of)
    notes payable                     (54,500)      1,800
 Proceeds from issuance of
    long-term debt                     93,000        -
 Proceeds from the issuance of
    common stock                          737         113
 Purchase of common stock               (24,265)       -
Net  cash provided by financing
    activities                           14,972     1,913

Net increase (decrease) in cash
   and cash equivalents                   (761)       940

Cash and cash equivalents -
     beginning of period                  1,299        695

Cash  and  cash equivalents -
     end of period                 $        538      1,635


See accompanying notes to consolidated financial statements.

      RYAN'S FAMILY STEAK HOUSES, INC.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (In thousands)

        I.  For the Nine Months Ended October 2, 1996
                         (Unaudited)

                           $1 Par Value     Additional
                              Common        Paid-In     Retained
                               Stock        Capital     Earnings   Total

Balances at January 3, 1996  $53,462          6,751     242,481   302,694
  Net earnings                  -              -         28,335    28,335
  Issuance of common stock
  under Stock Option Plans       118            619        -          737
  Purchases of common stock   (2,645)        (7,370)    (14,250)  (24,265)
Balances at October 2, 1996  $50,935           -        256,566   307,501


      II.  For the Nine Months Ended September 27, 1995
                         (Unaudited)

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

                       October 2, 1996
                         (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended October 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1996.

Note 2.  Long-Term Debt

In June 1996, the Company entered into a credit agreement with a group of banks for a $93 million term loan ("Term Loan") payable in quarterly installments of $5,813,000 commencing September 1999 with the final quarterly installment due June 2003. The Term Loan is unsecured and bears interest at various rates generally equal to LIBOR, or the London Interbank Offered Rate, plus 0.5%.

The terms of the credit agreement contain, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. At October 2, 1996, the Company exceeded the most restrictive minimum net worth covenant by approximately $71.9 million.

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

Note 4.  Subsequent Events

In order to manage its exposure to potentially significant increases in interest rates, the Company entered into a collar transaction in October 1996 with a major regional bank that provides credit to the Company under both the Term Loan agreement (see note 2) and an uncommitted bank line. The collar transaction places a ceiling of 7.25% and a floor of 5.00% on the three-month LIBOR for a two-year period ending October 1998 on a notional principal amount of $75 million at a cost of approximately $66,000. The three-month LIBOR has stayed between the ceiling and floor since the commencement of the transaction.

In November 1996, the Company announced its FOCUS 2000 plan.
The key elements of the plan include:

   1.Reducing  unit  investment and further  increasing
      store-level  profitability,  thereby   increasing
      return on investment;
   2.Realigning  energies  and  resources  to   provide
      deeper  levels of training, resulting in  greater
      team   member   empowerment,   performance    and
      retention;
   3.Opening  new Ryan's units at the rate  of  5%  for
      the next two to three years; and
   4.Pursuing stock repurchases at a more aggressive level to accelerate earnings per share growth.

In  connection  with  FOCUS 2000,  the  Company's  Board  of
Directors   authorized  the  increase  of   the   previously
announced stock repurchase program from 6.4 million shares to 10 million shares through 1998.

As part of the FOCUS 2000 announcement, the Company also announced that it would take a one-time $12.7 million charge during the fourth quarter of 1996 in accordance with the Financial Accounting Standards Board's Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". This charge was based upon a financial review of all Company-owned restaurants and applies to nine currently underperforming units. Details of the charge follow:

                         # of        Amount of
      Operating Status Units    Charge (Millions)

      Hold and use       3             $3.4
      To be disposed of  6              9.3
                                      $12.7

All charges were based on the difference between each unit's net book value and estimated fair value, which equaled the estimated proceeds from disposal as determined by management. Considerable management judgment is necessary to estimate proceeds from disposal and, accordingly, actual proceeds could vary significantly from such estimates. Management plans to actively market the six units targeted for disposal, but currently cannot estimate their expected disposal dates. For the nine months ended October 2, 1996, these six units had a combined after-tax loss of $450,000.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended October 2, 1996 versus September 27, 1995

The Company experienced strong sales growth during the third quarter of 1996 with restaurant sales up 11% over the comparable quarter of 1995. Substantially all of the increase resulted from the 12% unit growth of company-owned restaurants, which totaled 255 at October 2, 1996 and 228 at September 27, 1995. The 1996 store count was comprised of 250 Ryan's restaurants and 5 other restaurants, representing 3 different test concepts (see "Liquidity and Capital
Resources"). The 1995 store count was comprised of 223 Ryan's and 5 of the test concept restaurants.

Same-store sales at the Company's Ryan's restaurants, or average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year, decreased 0.7% during the quarter compared to a 3.4% increase during the third quarter of 1995. Management believes that the nationwide interest in the Summer Olympics (held in Atlanta, GA - the Company's largest market) and an overall weak restaurant sales environment were significant factors impacting sales results. However, sales did strengthen during the quarter as same-store sales moved from -1.3% in July to -0.1% in September.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 85.4% during the third quarter of 1996 compared to 85.6% in 1995. Food and beverage costs decreased from 40.8% of sales in 1995 to 39.7% in 1996 due principally to lower beef and produce prices. Payroll and benefits increased from 28.3% of sales in 1995 to 28.4% of sales in 1996 due to improved manager staffing levels and higher medical insurance costs. All other operating costs, including depreciation and amortization of pre-opening costs, increased to 17.3% of sales in 1996 compared to 16.5% in 1995 due principally to higher repairs and maintenance and utility costs. Based on these factors, the Company's operating margin at the restaurant level increased to 14.6% in the third quarter of 1996 compared to 14.4% in 1995.

General and administrative expenses increased to 4.4% of sales in 1996 compared to 4.2% in 1995 due principally to lower same-store sales. The Company significantly expanded its media advertising program in 1996 and, at the end of the third quarter, had started or completed campaigns in 9 of the 10 markets planned for 1996 compared to only 2 markets during all of 1995. Total media advertising costs are expected to amount to 0.3% of sales in 1996 versus 0.1% in 1995. Plans are to expand the media advertising program to 15 markets in 1997.

Interest expense increased by $511,000 to 0.7% of sales in 1996 compared to 0.3% in 1995. This increase is due principally to the increase in the Company's outstanding debt, which amounted to $110.7 million at October 2, 1996 compared to $72.2 million at January 3, 1996. The stock repurchase program implemented in March 1996 and the planned borrowing needs for scheduled restaurant construction are the principal factors behind the higher debt level (see "Liquidity and Capital Resources"). The Company's effective average interest rate decreased to 6.0% in 1996 compared to 6.3% in 1995.

Franchise revenues for the third quarter of 1996 decreased to $369,000, or 0.3% of sales, from $460,000 (0.3% of sales)
in 1995, due principally to a lesser number of franchised restaurants. At October 2, 1996, there were 25 franchised Ryan's compared to 26 at September 27, 1995.

Effective income tax rates of 36.8% and 37.0% were used for the third quarters of 1996 and 1995, respectively.

Net earnings for the third quarter of 1996 increased 6% to $9.2 million compared to $8.7 million in 1995. Due to a 4% reduction in weighted average shares resulting from the
Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share increased 13% to 18 cents in 1996 compared to 16 cents in 1995.

Nine Months Ended October 2, 1996 versus September 27, 1995

For the nine months ended October 2, 1996, restaurant sales were up 12% compared to the same period in 1995, principally due to 10% average unit growth. Same-store sales decreased 0.1% during the first nine months of 1996 compared to a 2.2% increase in 1995.

Nine-month costs and expenses as detailed above were 84.8% and 85.5% of sales for 1996 and 1995, respectively. During the first nine months of 1996, costs and expenses were most affected by lower food costs (down 1.1% of sales) and higher other operating expenses (up 0.6% of sales). Food costs were favorably impacted by lower beef and produce costs, and other operating expenses increased due to higher repairs and maintenance and utility costs. Based on these factors, the Company's operating margin at the restaurant level increased to 15.2% for the first nine months of 1996 compared to 14.5% in 1995.

General   and   administrative  expenses  increased   as   a
percentage of sales to 4.6% in 1996 from 4.3% in 1995 due to higher advertising costs. Interest expense increased by $947,000 to 0.5% of sales due principally to the increase in debt resulting from the stock repurchase program and
planned restaurant  construction  (see  "Liquidity   And
Capital   Resources").   The  Company's  effective   average
interest rate decreased to 5.9% in 1996 compared to 6.4%  in
1995.   Revenues  from franchised restaurants  decreased  by
$190,000 due to the same factors noted in the third quarter discussion, and other income increased by $312,000 due to higher miscellaneous vending income. Effective income tax rates of 36.9% and 37.0% were used for the first nine months of 1996 and 1995, respectively.

Net earnings for the first nine months of 1996 increased 13%
to   $28.3  million  compared  to  $25.0  million  in  1995.
Earnings per share increased to 54 cents in 1996 compared to 47 cents in 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At October 2, 1996, the Company's working capital was a $50.0 million deficit compared to a $96.9 million deficit at January 3, 1996. The principal reason for the deficit reduction was the refinancing in June 1996 of $93 million of short-term debt into a long-term credit facility. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $52.4 million for the nine months ended October 2, 1996 and $61.8 million for the year ended January 3, 1996.

Total capital expenditures for the first nine months of 1996 amounted to $68.9 million. The Company opened 24 new Ryan's restaurants during the first nine months of 1996 and plans to open 6 additional Ryan's in the fourth quarter of 1996 for a total of 30 new restaurants (all Ryan's). During 1995, the Company opened 24 restaurants (21 Ryan's and 3 test concepts). Total capital expenditures for 1996 are estimated at $83 million. Expansion will occur in states within or contiguous to the Company's current 21-state operating area. The Company currently does not plan any international expansion of company-owned stores.

The Company is also testing several casual-dining concepts. As noted earlier, the restaurant count at October 2, 1996 includes 5 such units, representing 3 different concepts. Three of these restaurants were converted from existing Ryan's, while the other 2 units were new construction.
Further   expansion  of  these  concepts  is  not  currently
planned.

The Company is currently concentrating its efforts on Company-owned stores and is not actively pursuing any additional franchised locations, either domestically or internationally.

In March 1996, management announced its intention to repurchase an aggregate 6.4 million shares of the Company's common stock through December 1998. In November 1996, the Company's Board of Directors increased the authorization to 10 million shares (see "Subsequent Events"). Through October 2, 1996, the Company had repurchased approximately
2.6 million shares at an aggregate cost of approximately $24.2 million. Repurchases have and will be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors.

Management currently estimates that its external funding requirements in 1996 will approximate $50 million. This amount could be higher depending upon the level of stock repurchases incurred during the remainder of the year.
Other funding needs are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $110 million at various short-term rates of which $17.7 million was utilized at October 2, 1996.

In June 1996, the Company entered into a credit agreement with a group of banks for a $93 million term loan ("Term Loan") payable in quarterly installments of $5,813,000
commencing   September  1999  with   the   final   quarterly
installment due June 2003. The Term Loan is unsecured and bears interest at various rates generally equal to LIBOR, or the London Interbank Offered Rate, plus 0.5%. The terms of the credit agreement contain, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the  Company's
ability    to   incur   additional   indebtedness,    merge,
consolidate,  and  acquire or sell assets.   At  October  2,
1996, the Company exceeded the most restrictive minimum  net
worth   covenant  by  approximately  $71.9   million.    The
aggregate maturities of the Term Loan for the remainder of 1996 and for each of the five years subsequent to January 1, 1997 are as follows: $0 for years 1996 through 1998; $11.6 million in 1999; $23.3 million in 2000; and $23.3 million in 2001.

Under the current borrowing arrangements, no interest rates have been fixed and generally change in response to changes in LIBOR. Management believes that the Company's current banking relationships provide the opportunity to fix the interest rate on all or portions of the outstanding debt for various periods of time, based upon the Company's preference. Management frequently reviews various interest rate options in order to determine their economic feasibility. In October 1996, the Company entered into a collar transaction designed to manage its exposure to significant increases in interest rates (see "Subsequent Events").

Management believes that the current debt structure will be sufficient to meet the Company's financing requirements at least through 1998.


SUBSEQUENT EVENTS

In order to manage its exposure to potentially significant increases in interest rates, the Company entered into a collar transaction in October 1996 with a major regional bank that provides credit to the Company under both the Term Loan agreement and an uncommitted bank line (see "Liquidity and Capital Resources"). The collar transaction places a ceiling of 7.25% and a floor of 5.00% on the three-month LIBOR for a two-year period ending October 1998 on a notional principal amount of $75 million at a cost of approximately $66,000. The three-month LIBOR has stayed between the ceiling and floor since the commencement of the transaction.

In November 1996, the Company announced its FOCUS 2000 plan.
The key elements of the plan include:

   1.Reducing  unit  investment and further  increasing
      store-level  profitability,  thereby   increasing
      return on investment;
   2.Realigning  energies  and  resources  to   provide
      deeper  levels of training, resulting in  greater
      team   member   empowerment,   performance    and
      retention;
   3.Opening  new Ryan's units at the rate  of  5%  for
      the next two to three years; and
   4.Pursuing stock repurchases at a more aggressive level to accelerate earnings per share growth.

In  connection  with  FOCUS 2000,  the  Company's  Board  of
Directors authorized the increase of the stock repurchase program from 6.4 million shares to 10 million shares through 1998.

As part of the FOCUS 2000 announcement, the Company also announced that it would take a one-time $12.7 million charge during the fourth quarter of 1996 in accordance with the Financial Accounting Standards Board's Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". This charge was based upon a financial review of all Company-owned restaurants and applies to nine currently underperforming units. Details of the charge follow:

                         # of        Amount of
      Operating Status Units    Charge (Millions)

      Hold and use       3             $3.4
      To be disposed of  6              9.3
                                      $12.7

All charges were based on the difference between each unit's net book value and estimated fair value, which equaled the estimated proceeds from disposal as determined by management. Considerable management judgment is necessary to estimate proceeds from disposal and, accordingly, actual proceeds could vary significantly from such estimates. Management plans to actively market the six units targeted for disposal, but currently cannot estimate their expected disposal dates. For the nine months ended October 2, 1996, these six units had a combined after-tax loss of $450,000.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. Additionally, a significant number of the Company's restaurant employees are paid at the minimum wage and, accordingly, legislated changes to the minimum wage will normally affect the Company's payroll costs. In July 1996, Congress legislated an increase in the Federal minimum wage from $4.25 per hour to an eventual $5.15 per hour. Under this measure the minimum wage increased to $4.75 on October 1, 1996 and will further increase to $5.15 on September 1, 1997. This measure did not change the $2.13 rate for tipped employees. Due to the Company's current wage levels and the law's provisions regarding tipped employees, management believes that these increases will have minimal impact on payroll costs.

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

Item 5.           Other Information.

       None.

Item 6.           Exhibits and Reports on Form 8-K.

       (a)None.
       (b)On November 13, 1996, the Company filed a report on Form 8-K regarding the Company's unit growth and stock repurchase plans (referred to herein as "FOCUS 2000") and a one-time $12.7 million charge to be taken during the fourth quarter of 1996 in accordance with the Financial Accounting Standards Board's Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". Both items are discussed in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Subsequent Events".


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              RYAN'S FAMILY STEAK HOUSES, INC.
                        (Registrant)




November 15, 1996   /s/Charles D. Way
                  Charles D. Way
                   Chairman,  President and Chief  Executive
Officer




November 15, 1996   /s/Fred T. Grant, Jr.
                  Fred T. Grant, Jr.
                  Vice President-Finance and Treasurer




November 15, 1996   /s/Richard D. Sieradzki
                  Richard D. Sieradzki
                  Controller