Form 10-K
period 1997-01-01
RYANS FAMILY STEAKHOUSES INC
filed 1997-03-31
CIK 355622

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 1997
                                  or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM____ TO____

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [ X ] No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of March 5, 1997, was $350,595,000.

   The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, was 47,538,336 at March 5, 1997.

                  DOCUMENTS INCORPORATED BY REFERENCE

    Incorporated Document                    Location in Form 10-K

Portions of 1996 Annual Report of Shareholders   Parts I and II
Portions of Proxy Statement dated March 28, 1997    Part III

                                PART I


ITEM 1. BUSINESS.

General

  Ryan's Family Steak Houses, Inc., the Registrant (together with its subsidiaries referred to hereafter as the "Company"), is a South Carolina corporation that operates a chain of restaurants located principally in the southern and midwestern United States. At March 5, 1997, 258 Company-owned and 26 franchised Ryan's Family Steakhouse restaurants (restaurants using the Ryan's Family Steakhouse format are referred to hereafter as "Ryan's" or "Ryan's restaurant") were in operation. The Company also operated 2 other test-concepts, consisting of 2 restaurants in total, at March 5, 1997. However, both restaurants are expected to be closed by mid-1997 (see "Expansion of Company-Owned Restaurants - Test Concepts"). Systemwide sales, which include sales by franchised restaurants, were approximately $604 million and $560 million in 1996 and 1995, respectively. Sales by all Company-owned restaurants amounted to approximately $565 million in 1996 and $513 million in 1995. The Company, headquartered in Greer, South Carolina, was organized in 1977 and completed its initial public offering in 1982.

  The following table indicates the number of Company-owned restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ending 1996:

                                 All Concepts
                            Restaurant   Total Open
                    Year  Openings, Net at Year-End
                   1992        23           165
                   1993        29           194
                   1994        18           212
                   1995        19           231
                   1996        30           261

Operations - Ryan's

  General. A Ryan's restaurant is a family-oriented restaurant serving a wide variety of foods from its Mega Bar* as well as traditional "steak house" entrees, such as charbroiled USDA Choice steaks, hamburgers, chicken and seafood. The Mega Bar* includes, in addition to fresh and pre-made salad items, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature hot and fresh-from-the-oven cookies, brownies and other bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All Ryan's also offer a variety of non-alcoholic beverages. All restaurants have their Mega Bars* in a scatter bar format. This format breaks the Mega Bar* into five island bars for easier customer access and more food variety. All new Ryan's since mid-1993 have opened with scatter bars, and the conversion of existing Ryan's to the scatter bar format was completed in early-1996.

  Each Ryan's operates seven days a week. Typical hours of operation are 11:00 a.m. to 9:30 p.m. Sunday through Thursday and 11:00 a.m. to 10:30 p.m. Friday and Saturday. The average customer count per restaurant during 1996 was approximately 7,280 per week, and the average meal price (per person) was $6.10 (including beverage). Management believes that the average table turns over every 30 to 45 minutes.

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

  Each restaurant management team reports to an area supervisor. Area supervisors normally oversee the operations of four to eight restaurants and report to one of eight regional directors, a position that may be at the Vice President level and, in any case, reports to the Vice President-Operations. Communication and support from all corporate office departments are designed to assist the area supervisors and regional directors to respond promptly to local concerns.

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

  Advertising. The Company has not relied extensively on advertising, expending less than one percent of restaurant sales during each of the years 1996, 1995 and 1994. Nevertheless, advertising activities in 1996 were significantly increased from the prior years' levels as the Company ran advertising campaigns, consisting of both television and radio, in 11 markets covering 67 Ryan's. Newspaper ads and billboards were used in certain other markets. Management believes that the restaurant industry has become increasingly competitive over the past several years and that advertising will become an important factor in the development and retention of market share. Based on current budgets, an expansion of advertising expenditures in 1997 is expected with media campaigns planned for markets covering approximately 40% of all Company-owned Ryan's.

Expansion of Company-Owned Restaurants

  General.   At  March  5, 1997, the Company owned  and  operated  258
Ryan's and two "test-concept" restaurants for a total of 260 restaurants. During the remainder of 1997, 12 additional Ryan's are scheduled to open, resulting in 15 new Company-owned Ryan's in 1997. Target sites for these new restaurants are spread fairly evenly across the Company's current 21-state operating area. The Company opened 30 restaurants during 1996 (all Ryan's), compared to 24 (21 Ryan's and three test-concept) and 22 (20 Ryan's and two test-concept) during 1995 and 1994, respectively. During 1996, no restaurants were closed compared to five and four closures during 1995 and 1994, respectively.

  Test Concepts. Throughout all of 1996, the Company owned and operated three different casual-dining concepts, consisting of five restaurants in total. During the fourth quarter of 1996, management decided to close all five restaurants over the next several months and not expand the associated concepts due to unsatisfactory financial performance. At March 5, 1997, three of the restaurants had been closed with the other two closings expected by no later than mid-1997. The anticipated losses resulting from their future disposal were charged to 1996 results as part of a $13.3 million asset valuation charge recognized in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Considerable management judgment is necessary to estimate proceeds from disposal and, accordingly, actual proceeds could vary significantly from such estimates. Management plans to actively market the closed units, but currently cannot estimate their expected disposal dates.

  Site Selection. The Company employs a real estate manager and uses independent real estate brokers to locate potential new sites and to perform all preliminary site investigative work. Final approval is made by the Company's executive management. Important factors in site selection include population, demographics, proximity to both business and residential areas, traffic count and site accessibility. In addition, site selection for a Ryan's restaurant is also influenced by the general proximity to other Ryan's in order to improve the efficiency of the Company's area supervisors, advertising programs and distribution network.

  Construction. The Company presently engages non-affiliated general contractors to construct most of its restaurants on a lump-sum contract basis. The Company requires performance and payment bonds on certain building and site work contracts, depending on the size and reputation of and Company history with the general contractor, and closely supervises and monitors the progress of all construction projects. Other new restaurants are built with the Company acting as the general contractor. Management anticipates that the Company's role as general contractor will increase in future years. New restaurants are generally completed approximately three to four months from the commencement of construction. The average cost of a new
Ryan's (land, building and equipment) constructed in 1996 was approximately $2.2 million.

  Restaurant Opening. When a new Ryan's is opened, all restaurant management positions are staffed with personnel who have had prior management experience in another of the Company's restaurants. Prior to opening, all staff personnel at the new location undergo one week of intensive training conducted by a new store opening team.

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

  The following table indicates the number of franchised restaurants opened each year, net of closings, and the total number of franchised restaurants open at each year-end during the 5-year period ending 1996:

                                 Net
                             Restaurants   Total Open
                     Year  Opened (Closed)at Year-End
                     1992         0            35
                     1993       (1)            34
                     1994       (4)            30
                     1995       (4)            26
                     1996       (1)            25

  The present franchise agreements have terms expiring in 2000 (one restaurant) and 2010 (24 restaurants), with renewal options ranging from 10 to 20 years, and provide for a continuing royalty to the Company of three to four percent of gross receipts. The agreements provide that the Company will furnish the franchisee all the necessary information to construct, equip, manage and operate a restaurant under the Ryan's Family Steak House name or derivative thereof. The agreements generally provide for the construction and operation of one restaurant with exclusive territorial protection within a one to five mile radius.

  The franchise agreement with Family Steak Houses of Florida, Inc. ("Family") provides for exclusive territorial protection in certain Florida counties as long as Family opens a specified number of new Ryan's. During the fourth quarter of 1993, Family informed the Company that it would be unable to pay its royalty fees from August through December 1993, and this nonpayment condition subsequently continued through the second quarter of 1994. In July 1994, an agreement was reached with Family regarding both past-due and future royalty fees. This agreement provided for a $236,000 cash payment by Family, the relinquishment of Family's exclusive development rights in certain counties in South Florida and the Florida panhandle (subject to first refusal and buy-back rights of Family), an $800,000 long-term note payable to the Company and a reduction in the royalty fee rate from 4.25% to 3% until December 31, 2001, at which time the rate will increase to 4%. The relinquishment of development rights was valued at $500,000 and treated as a partial write-off of Family's past-due royalty fees. In addition, the agreement with Family decreased the required number of Ryan's restaurants in operation to 24 through the end of 1996 and to 25 at the end of 1997. Pursuant to the agreement, the required number of restaurants in operation will then increase by 1 for each year after 1997. All required payments from Family to the Company subsequent to the agreement have been received in a timely manner. However, due to Family's payment history, the Company's accounting policy regarding Family's royalty fees was changed during 1994 to a cash basis. Accordingly, all royalty fees received thereafter, including payments required under the long-term note payable, have been recognized as revenue when received. In January 1997, Family opened a new Ryan's, its 26th.

Sources and Availability of Raw Materials

  The Company has a centralized purchasing program which is designed to ensure uniform product quality in all restaurants as well as reduced food, beverage and supply costs. The Company's management establishes contracts for approximately 90% of its food and other products from a variety of major suppliers under competitive terms. Purchases under these contracts are delivered to one of two warehouses operated by the Company's principal distributor and then delivered to the restaurants by the distributor. The remaining 10% of the Company's products, (principally fresh produce) are purchased locally by restaurant management. The beef used by the Company is obtained from four western suppliers based on price and availability of product. To ensure against interruption in the flow of beef supplies due to unforeseen or catastrophic events and to take advantage of favorable purchasing opportunities, the Company stockpiles four to seven weeks supply of sirloin at the distributor. The Company believes that satisfactory sources of supply are generally available for all the items regularly used.

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

Competition

  The food service business is highly competitive and is often impacted by changes in the taste and eating habits of the public, economic conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of facilities are also important factors. Ryan's restaurants are in competition with many units operated or franchised by national, regional and local restaurant companies that offer steak or buffet-style meals. Although the Company believes that its price/value to its customers places it in an excellent competitive posture, it should be noted that during the last few years many operators have upgraded their restaurants to more closely match the Ryan's format and particularly the Mega Bar*. The Company is also in competition with many specialty food outlets and other food vendors.

Seasonality

  The Company's operations are subject to some seasonal fluctuations. When compared to average annual sales levels, sales per restaurant generally increase by approximately 5% during the second and third quarters and decrease by approximately 5% during the first and fourth quarters.

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

Regulation

  The Company is subject to the Fair Labor Standards Act which regulates matters such as minimum wage requirements, overtime and other working conditions. A large number of the Company's restaurant personnel are paid at or near the minimum wage level, and, accordingly, changes in the federal minimum wage affect the Company's labor costs. Other changes to the minimum wage may also be legislated at the state level. In July 1996, the U.S. Congress legislated an increase in the Federal minimum wage from $4.25 per hour to $4.75 on October 1, 1996 and then to $5.15 on September 1, 1997. The measure effectively freezes the $2.13 rate for servers with the balance up to minimum wage made up in tips. Management estimates that the $5.15 change will require rate changes for approximately 20% of the Company's team members and plans menu price increases to cover the higher payroll costs.

  The Company's restaurants are constructed to meet local and state building code requirements and are operated in material accordance with state and local regulations relating to the preparation and service of food.

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

Employees

  At March 5, 1997, the Company employed approximately 18,000 persons, of whom approximately 17,800 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees a very competitive benefit package, which includes life and health insurance, vacation pay and a defined contribution retirement plan. Part-time employees who work at least 15 hours per week are eligible to participate in the Company's life and health insurance plans and also receive vacation pay.

  None  of  the Company's employees are represented by a  union.   The
Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through either Company-operated or franchised restaurants. At March 5, 1997, the Company had no operations outside the continental United States.

  Information regarding the Company's restaurant sales and assets is included in the Company's financial statements, which are incorporated by reference into Part II, Item 8 of this Form 10-K.


ITEM 2. PROPERTIES.

  The  Company  owns  substantially all of its restaurant  properties, each of which is a free-standing brick building that covers approximately 10,000 to 11,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 150 to 250 cars on sites of approximately 75,000 to 130,000 square feet. At March 5, 1997, all restaurant sites, except 11 properties under land leases, were owned by the Company.

  A listing of the number of Ryan's restaurant locations by state as of March 5, 1997 appears on page 2 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference. A detailed listing of Ryan's restaurant locations may be obtained without charge by writing to the Company's principal executive offices, Attention:
Corporate Secretary.

  The Company's corporate offices consist of two office buildings (30,000 square feet and 16,000 square feet) and a 20,000 square foot warehouse facility. These properties (land and building) are owned by the Company and located in Greer, SC.

  From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at March 5, 1997, six closed restaurant properties were offered for sale. The Company believes that the eventual disposition or nondisposition of all such properties will not materially affect its business or financial condition, taken as a whole.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                PART II


ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The information regarding trading of the Company's common stock, quarterly market prices and dividends appears under "Common Stock Data" and "Market Price of Common Stock" on page 23 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

  At   March  5,  1997,  the  Company's  common  stock  was  held   by
approximately 20,000 stockholders of record through nominee or street name accounts with brokers.

  The Company is party to a long-term credit agreement, expiring in June 2003, with a group of banks that contains, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios. While not specifically prohibiting the payment of dividends, the aforementioned provisions represent a limitation on the Company's ability to do so. At January 1, 1997, the Company exceeded the most restrictive minimum net worth covenant by approximately $58.1 million.


ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is included in the "Five Year Financial Summary" on page 10 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included on pages 5 through 9 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's financial statements, unaudited quarterly financial information and the independent auditors' report are included on pages 11 through 21 of the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                               PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 1997 under the headings "Election of Directors" and "Executive Officers."


ITEM 11.EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 1997 under the headings "Election of Directors - Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation and Other Information", "Report of the Compensation Committee and Stock Option Committee" and "Performance Graph."


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 1997 under the headings "Election of Directors", "Certain Beneficial Owners of Common Stock" and "Executive Officers."


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 1997 under the headings "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation and Other Information - Deferred Compensation - Salary Continuation Agreement."


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

                4.3        See Exhibit 10.18.

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

                *10.6      Deferred Compensation - Salary
                Continuation Agreement, dated April 22, 1987, between the Company and Charles D. Way: Incorporated by reference to Exhibit 10.6 to the 1991 10-K.

                *10.7      Agreement and Plan of Restructuring:
                Incorporated by reference to Exhibit A to the Proxy Statement of the Company, dated March 25, 1993, filed with respect to the Annual Meeting of Shareholders to be held on April 28, 1993 (Commission file no. 0-10943).

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

                *10.14     Executive Bonus Plan, commencing in 1994:
                Incorporated by reference to Exhibit 10.14 to the 1993 10-K.

                *10.15     Executive Bonus Plan, commencing in fiscal
                year 1997.

                10.16 Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994 and as amended on October 17, 1994:
                Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 28, 1994 (Commission file no. 0-10943).

                10.17      Ryan's Family Steak Houses, Inc. and
                Wachovia Bank of North Carolina, N.A., as Rights
                Agent, Shareholder Rights Agreement dated as of
                January 26, 1995: Incorporated by reference to
                Exhibit 2 to the report on Form 8-K filed with the Commission on February 9, 1995 (Commission file no. 0-10943).

                10.18 Credit Agreement dated as of June 5, 1996 among Ryan's Family Steak Houses, Inc., Wachovia Bank of Georgia, N.A., as Agent, and certain other banks.

                13.1       Ryan's Family Steak Houses, Inc. 1996
                Report to Shareholders.

                21.1       Subsidiaries of the Company.

                23.1       Consent of Independent Auditors' with
                respect to Form S-8.

                27         Financial Data Schedule (electronic filing
                only).

                99.1       Ryan's Family Steak Houses, Inc. Proxy
                Statement for the Annual Meeting of Shareholders, dated March 28, 1997.

                *          This is a management contract or
                compensatory plan or arrangement.

  (b) On November 13, 1996, the Company filed a report on Form 8-K regarding the Company's unit growth and stock repurchase plans (referred to therein as "Focus 2000") and a one-time charge to be taken during the fourth quarter of 1996 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

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

                            RYAN'S FAMILY STEAK HOUSES, INC.
March 28, 1997

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

  Signature                 Title                 Date

/s/Charles D. Way        Chairman, President and  March 28, 1997
Charles D. Way           Chief Executive Officer

/s/G. Edwin McCranie     Director and Executive   March 28, 1997
G. Edwin McCranie        Vice President

/s/James D. Cockman      Director              March 28, 1997
James D. Cockman

/s/Barry L. Edwards      Director              March 28, 1997
Barry L. Edwards

/s/Brian S. MacKenzie    Director              March 28, 1997
Brian S. MacKenzie

/s/Harold K. Roberts, Jr.   Director           March 28, 1997
Harold K. Roberts, Jr.

/s/James M. Shoemaker, Jr.  Director           March 28, 1997
James M. Shoemaker, Jr.

/s/Fred T. Grant, Jr.    Vice President - Finance March 28, 1997
Fred T. Grant, Jr.       (Principal Financial and
                         Accounting Officer)


                   RYAN'S FAMILY STEAK HOUSES, INC.

                     INDEX TO FINANCIAL STATEMENTS

  The following financial statements of the Registrant included in the Annual Report to Shareholders for the year ended January 1, 1997, are incorporated herein by reference. With the exception of the pages listed below and other information incorporated in this report on Form 10-K, the 1996 Annual Report to Shareholders is not deemed "filed" as part of this report.

                            Page Reference
                            in Annual Report

Independent Auditors' Report    21

Statements of Earnings          11

Balance Sheets                  12

Statements of Cash Flows        13

Notes to Financial Statements 14-21


  All financial statement schedules have been omitted since the required information is not applicable or the information required is included in the financial statements or the notes thereto.