Form 10-Q
period 1997-04-02
RYANS FAMILY STEAKHOUSES INC
filed 1997-05-15
CIK 355622

12




                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended April 2, 1997

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

The number of shares outstanding of each of the registrant's classes of common stock as of April 2, 1997:

       47,408,000 shares of common stock, $1.00 Par Value


PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

            (In thousands, except for per share data)

                                          Quarter Ended
                                       April 2,    April 3,
                                         1997        1996

Restaurant sales                      $146,402     130,849

Operating expenses:
  Food and beverage                     58,166      52,616
  Payroll and benefits                  41,258      36,934
  Depreciation and amortization          6,422       5,692
  Other operating expenses              17,851      16,671
     Total operating expenses          123,697     111,913

General and administrative expenses      6,242       5,812
Interest expense                         1,512         555
Revenues from franchised restaurants     (450)       (402)
Other income, net                        (527)       (529)
Earnings before income taxes            15,928      13,500
Income taxes                             5,841       4,996

Net earnings                            $10,087      8,504

Net earnings per common and common
  equivalent share                      $  .21         .16

Weighted average shares             47,995,000  53,599,000

See accompanying notes to financial statements.


                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS

                         (In thousands)

                                       April 2,   January 1,
                                         1997        1997
ASSETS                               (Unaudited)
Current assets:
 Cash and cash equivalents                $514         746
 Receivables                             2,017       1,941
 Inventories                             4,211       3,888
 Deferred income taxes                   3,405       3,405
 Other current assets                    1,627       1,932
     Total current assets               11,774      11,912
Property and equipment:
 Land and improvements                 105,960     105,366
 Buildings                             274,409     267,220
 Equipment                             172,802     168,377
 Construction in progress               38,996       37,546
                                       592,167     578,509
 Less accumulated depreciation         120,961     115,062
     Net property and equipment        471,206     463,447

Other assets                             2,237       2,267
                                      $485,217     477,626

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                          45,300      35,300
 Accounts payable                       10,381      14,827
 Income taxes payable                    6,889       1,841
 Accrued liabilities                    23,675      24,578
     Total current liabilities          86,245      76,546
Long-term debt                          93,000      93,000
Deferred income taxes                   14,161      14,104
     Total liabilities                 193,406     183,650
Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 47,408,000 shares
  in 1997 and 49,031,000 shares
  in 1996                               47,408      49,031
 Additional paid-in capital               -            121
 Retained earnings                     244,403     244,824
     Total shareholders' equity        291,811     293,976
Commitments
                                      $485,217     477,626

See accompanying notes to financial statements.

        RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                         Three Months Ended
                                        April 2,    April 3,
                                          1997          1996
Cash flows from operating activities:
 Net earnings                          $10,087       8,504
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization         6,798       5,777
   Gain on sale of property and equipment (13)        (58)
   Decrease (increase) in:
     Receivables                          (76)          57
     Inventories                         (323)          75
     Other current assets                (435)       (558)
     Other assets                           28           9
   Increase (decrease) in:
     Accounts payable                  (4,446)       4,267
     Income taxes payable                5,048       4,424
     Accrued liabilities                 (903)       (476)
     Deferred income taxes                  57          50
Net  cash provided by operating
 activities                             15,822       2,071

Cash flows from investing activities:
 Proceeds from sale of property and
 equipment                               1,867         395
 Capital expenditures                  (15,669)    (24,813)
Net cash used in investing activities  (13,802)    (24,418)

Cash flows from financing activities:
 Net proceeds from notes payable        10,000      10,700
 Proceeds from issuance of common stock    223          11
 Purchases of common stock             (12,475)     (9,141)
Net cash provided by (used in)
 financing activities                   (2,252)      1,570

Decrease in cash and cash equivalents    (232)       (777)

Cash  and cash equivalents -
beginning of period                       746       1,299

Cash  and  cash equivalents -
end of period                            $514         522

See accompanying notes to consolidated financial statements.


                   RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         (In thousands)

             I.  For the Quarter ended April 2, 1997
                           (Unaudited)

                             $1 Par Value   Additional
                               Common        Paid-In   Retained
                                Stock        Capital   Earnings   Total

Balances at January 1, 1997  $49,031             121    244,824   293,976

  Net earnings                   -                -      10,087    10,087
  Issuance of common stock
   under Stock Option Plans      37              186         -        223
  Purchases of common stock  (1,660)            (307)   (10,508)              (12,475)
Balances at April 2, 1997   $47,408               -     244,403   291,811



             I.  For the Quarter ended April 3, 1996
                           (Unaudited)

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

                          April 2, 1997
                           (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended April 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 1997.

Note 2.  Earnings Per Share

Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are represented by shares under option.

Note 3.  Reclassifications

Certain   1996  amounts  in  the  accompanying  consolidated
financial statements have been reclassified to conform to the 1997 presentation.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended April 2, 1997 versus April 3, 1996

The Company experienced strong sales growth during the first quarter of 1997 with restaurant sales up 12% over the comparable quarter of 1996. Substantially all of the increase resulted from the 11% unit growth of Company-owned restaurants, which totaled 260 at April 2, 1997 and 238 at April 3, 1996. The 1997 store count was entirely comprised of Ryan's restaurants, while the 1996 store count was comprised of 233 Ryan's and 5 test-concept restaurants (see "Liquidity and Capital Resources").

Same-store sales at the Company's Ryan's restaurants, or average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year, increased 1.2% during the quarter compared to a 0.3% increase during the first quarter of 1996. The first quarter of 1997 represented the ninth quarter with increased same-store sales out of the last 10 quarters.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 84.5% during the first quarter of 1997 compared to 85.5% in 1996. Food and beverage costs decreased from 40.2% of sales in 1996 to 39.7% in 1997 due principally to lower beef and produce prices. Payroll and benefits stayed level at 28.2% of sales during both quarters. All other operating costs, including depreciation and amortization of pre-opening costs, decreased from 17.1% of sales in 1996 to 16.6% in 1997 due principally to lower repairs and maintenance costs. Based on these factors, the Company's operating margin at the restaurant level increased by 1.0% of sales to 15.5% of sales in the first quarter of 1997 from 14.5% in 1996.

General and administrative expenses decreased slightly to 4.3% of sales in 1997 compared to 4.4% in 1996 due principally to lower advertising costs. However, the Company plans to significantly expand its media advertising program in 1997 with coverage extending to 21 markets and 111 stores compared to 10 markets and 67 stores in 1996. Total media advertising costs are expected to amount to 0.4% of sales in 1997 versus 0.3% in 1996. The actual extent of the Company's 1997 advertising program depends on a number of factors, including sales trends at restaurants receiving media support, the Company's overall financial results and the availability of reasonably priced media.

Interest  expense increased by $957,000 to 1.0% of sales  in
1997  compared  to  0.4%  in 1996.   This  increase  is  due
principally   to   the  increase  in  the  Company's   total
outstanding debt, which amounted to $138.3 million at April 2, 1997 compared to $82.9 million at April 3, 1996 and $128.3 million at January 1, 1997. The stock repurchase program implemented in March 1996 was the principal factor
behind the   higher   debt  level  (see  "Liquidity   and
Capital Resources"). The Company's effective average interest rate was 5.9% during the first quarters of both 1997 and 1996.

Effective income tax rates of 36.7% and 37.0% were used for the first quarters of 1997 and 1996, respectively.

Net earnings for the first quarter of 1997 increased 19% to $10.1 million compared to $8.5 million in 1996. Due to a 11% reduction in weighted-average shares resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share increased 31% to 21 cents in 1997 compared to 16 cents in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At April 2, 1997, the Company's working capital was a $74.5 million deficit compared to a $64.6 million deficit at January 1, 1997. Included in these amounts are notes payable of $45.3 million and $35.3 million at April 2, 1997 and January 1, 1997, respectively, under bank lines of credit (see fifth succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $15.8 million for the three months ended April 2, 1997 and $68.9 million for the year ended January 1, 1997.

Total capital expenditures for the first three months of 1997 amounted to $15.7 million. The Company opened 5 new Ryan's restaurants during the first three months of 1997 and plans to open 10 additional Ryan's during the remainder of 1997 for a total of 15 new restaurants (all Ryan's). Plans for 1997 also call for 40 to 50 existing restaurants to be remodeled. During 1996, the Company opened 30 restaurants (all Ryan's). Total capital expenditures for 1997 are estimated at $50 million. Expansion of Company-owned restaurants will occur in states either within or contiguous to the Company's current 21-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestically or internationally.

During the first quarter of 1997, the Company closed one underperforming Ryan's and five casual-dining restaurants, representing three different test concepts. No further expansion of the casual-dining concepts is planned. Accordingly, at the end of the first quarter of 1997, the Company's operations consisted entirely of Ryan's restaurants. Management believes that substantially all costs related to the closings were covered by a $13.3 million asset valuation charge recognized during the fourth quarter of 1996 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". During the first quarter of 1997, one of the casual-dining restaurants was sold, and, in May 1997, three other casual-dining units were sold.

In November 1996, the Company announced its Focus 2000 plan.
The key goals of the plan include:

     1. Reducing unit investment and further increasing store-level profitability, thereby increasing return on investment;
     2. Realigning energies and resources to provide deeper levels of training, resulting in greater team member empowerment, performance and retention;
     3. Opening new Ryan's units at the rate of 5% annually for the next two to three years; and
     4. Pursuing stock repurchases at a more aggressive level to accelerate earnings per share growth.

In March 1996, management announced its intention to repurchase an aggregate 6.4 million shares of the Company's common stock through December 1998. The repurchase authorization was later raised to 10.0 million shares in November 1996. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulation, depending on market conditions, share price and other factors. During the first three months of 1997, approximately 1.7 million shares had been purchased at an aggregate cost of $12.5 million. Cumulative purchases since March 1996 through April 2, 1997 amounted to 6.2 million shares at an aggregate cost of $50.6 million. Management intends to proceed with the repurchase program during 1997, subject to the continued availability of capital and the other factors described in "Forward-Looking Information".

Management currently estimates that its external funding requirements in 1997 will approximate $27 million. This amount could be either higher or lower depending upon the level of stock repurchases incurred during the remainder of the year. Other funding needs are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $90 million at various short-term rates of which $45.3 million was utilized at April 2, 1997.

In June 1996, the Company entered into a credit agreement with a group of banks for a $93 million term loan ("Term Loan") payable in quarterly installments of $5,813,000 commencing September 1999 with the final quarterly installment due June 2003. The Term Loan is unsecured and bears interest at various rates generally equal to LIBOR, or the London Interbank Offered Rate, plus 0.5% for periods ranging from one to six months. The terms of the credit agreement contain, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. At April 2, 1997, the Company exceeded the most restrictive minimum net worth covenant by approximately $50.7 million.

Under the current borrowing arrangements, no interest rates have been fixed and generally change in response to LIBOR. However, in October 1996, the Company entered into a interest rate collar agreement with a major regional bank, placing a ceiling of 7.25% and a floor of 5.00% on the three-month LIBOR through October 1998 on a principal amount of $75,000,000. The three-month LIBOR has stayed between the
ceiling  and  the  floor  since  the  commencement  of   the
transaction.

Management believes that its current capital structure is sufficient to meet its 1997 requirements, but intends to continue monitoring the interest rate environment and may enter into future interest rate hedging transactions if deemed advantageous.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant employees are paid at the minimum wage and, accordingly, legislated changes to the minimum wage will affect the Company's payroll costs. In July 1996, Congress legislated an increase in the Federal minimum wage from $4.25 per hour to $4.75 on October 1, 1996 and then to $5.15 on September 1, 1997. This measure effectively freezes the $2.13 rate for servers. Management estimates that the $5.15 change will require rate changes for approximately 20% of the Company's team members and plans menu price increases to cover the higher payroll costs.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing increased costs on to its
customers.   Annual  menu price increases have  consistently
ranged from 1% to 3%.


FORWARD-LOOKING INFORMATION

Statements in this discussion as to anticipated future performance and results constitute forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. In addition to those discussed herein, the factors that could cause the actual results to differ materially from such expectations include, but are not limited to, the following: general economic conditions; competitive factors; being able to open new restaurants or sell closed restaurants; food and labor supply costs; weather factors; interest rate changes; changes in the Company's common stock price; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10K for the fiscal year ended January 1, 1997. The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's share repurchase program during 1997 and future years depends on the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Term Loan agreement, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

       None reportable.

Item 2. Changes in Securities.

       None.

Item 3.  Defaults Upon Senior Securities.

       None.

Item   4.  Submission of Matters to a Vote of Security Holders.

       None reportable.

Item 5.  Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K.

       (a)None.
       (b)None.


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




May 15, 1997             /s/Charles D. Way
                         Charles D. Way
                         Chairman,  President  and   Chief
                         Executive Officer




May 15, 1997             /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance
                         and Treasurer




May 15, 1997             /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller