Form 10-Q
period 1997-07-02
RYANS FAMILY STEAKHOUSES INC
filed 1997-08-22
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended July 2, 1997

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

The number of shares outstanding of each of the registrant's classes of common stock as of July 2, 1997:

       47,290,000 shares of common stock, $1.00 Par Value


PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

            (In thousands, except for per share data)

                                          Quarter Ended
                                       July 2,     July 3,
                                         1997        1996

Restaurant sales                      $157,199     147,370

Operating expenses:
 Food and beverage                      61,893      58,562
 Payroll and benefits                   43,872      41,547
 Depreciation and amortization           6,596       6,076
 Other operating expenses               18,347       17,813
     Total operating expenses          130,708     123,998

General and administrative expenses      7,320       6,507
Interest expense                         1,533         767
Revenues from franchised restaurants     (305)       (394)
Other income, net                        (314)       (284)
Earnings before income taxes            18,257      16,776
Income taxes                             6,716       6,173

     Net earnings                       $11,541      10,603

Net earnings per common and common
 equivalent share                       $  .24         .20

Weighted average shares             48,164,000  51,994,000

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

            (In thousands, except for per share data)

                                         Six Months Ended
                                       July 2,     July 3,
                                         1997        1996

Restaurant sales                      $303,601     278,219

Operating expenses:
 Food and beverage                     120,059     111,178
 Payroll and benefits                   85,130      78,481
 Depreciation and amortization          13,018      11,768
 Other operating expenses               36,198       34,484
     Total operating expenses          254,405     235,911

General and administrative expenses     13,562      12,319
Interest expense                         3,045       1,322
Revenues from franchised restaurants     (755)       (796)
Other income, net                        (841)       (813)
Earnings before income taxes            34,185      30,276
Income taxes                            12,557       11,169

     Net earnings                       $21,628      19,107

Net earnings per common and common
 equivalent share                       $  .45         .36

Weighted average shares             48,080,000  52,797,000

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS

                         (In thousands)

                                       July 2,    January 1,
                                         1997        1997
ASSETS                               (Unaudited)
Current assets:
 Cash and cash equivalents                $752         746
 Receivables                             2,366       1,941
 Inventories                             4,049       3,888
 Deferred income taxes                   3,405       3,405
 Other current assets                    1,871       1,932
     Total current assets               12,443      11,912
Property and equipment:
 Land and improvements                 105,639     105,366
 Buildings                             282,583     267,220
 Equipment                             177,829     168,377
 Construction in progress               31,890       37,546
                                       597,941     578,509
 Less accumulated depreciation         125,622     115,062
     Net property and equipment        472,319     463,447

Other assets                             2,205       2,267
                                      $486,967     477,626

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                          40,300      35,300
 Accounts payable                        8,038      14,827
 Income taxes payable                    3,454       1,841
 Accrued liabilities                    25,939       24,578
     Total current liabilities          77,731      76,546
Long-term debt                          93,000      93,000
Deferred income taxes                   14,228       14,104
     Total liabilities                  184,959    183,650
Shareholders' equity:
 Common stock of $1.00 par value; authorized
  100,000,000 shares; issued 47,290,000 shares
  in 1997 and 49,031,000 shares in 1996 47,290      49,031
 Additional paid-in capital               -            121
 Retained earnings                      254,718    244,824
     Total shareholders' equity        302,008     293,976
Commitments
                                      $486,967     477,626

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                          Six Months Ended
                                        July 2,     July 3,
                                          1997          1996
Cash flows from operating activities:
 Net earnings                          $21,628      19,107
 Adjustments to reconcile net earnings
  to net cash provided by operating
   activities:
   Depreciation and amortization        13,739       12,126
   Gain on sale of property and equipment  (34)         (81)
   Decrease (increase) in:
     Receivables                          (425)        (213)
     Inventories                          (161)          49
     Other current assets               (1,343)      (1,690)
     Other assets                           58         (115)
   Increase (decrease) in:
     Accounts payable                   (6,789)        (117)
     Income taxes payable                1,613        1,194
     Accrued liabilities                 1,361        1,694
     Deferred income taxes                 124          112
Net  cash provided by operating
 activities                             29,771       32,066

Cash flows from investing activities:
 Proceeds from sale of property and
   equipment                             4,269          676
 Capital expenditures                  (25,438)     (47,087)
Net cash used in investing activities  (21,169)     (46,411)

Cash flows from financing activities:
  Net  proceeds from (repayments of)
   notes payable                         5,000      (56,900)
 Proceeds from issuance of long-term debt  -         93,000
 Proceeds from issuance of common stock    991          491
  Purchases of common stock            (14,587)     (23,443)
Net cash provided by (used in)
  financing activities                  (8,596)      13,148

Increase (decrease) in cash and
  cash equivalents                           6       (1,197)

Cash  and cash equivalents -
   beginning of period                     746        1,299

Cash  and  cash equivalents -
  end of period                           $752          102

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         (In thousands)

            I.  For the Six Months ended July 2, 1997
                           (Unaudited)

                           $1 Par Value  Additional
                               Common    Paid-In   Retained
                               Stock     Capital   Earnings   Total

Balances at January 1, 1997    $49,031    121      244,824   293,976

  Net earnings                    -         -       21,628    21,628
  Issuance of common stock
   under Stock Option Plans        174    817         -          991
  Purchases of common stock     (1,915)  (938)     (11,734)  (14,587)
Balances at July 2, 1997       $47,290      -      254,718   302,008


           II.  For the Six Months ended July 3, 1996
                           (Unaudited)

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

                          July 2, 1997
                           (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended July 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 1997.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended July 2, 1997 versus July 3, 1996

Restaurant sales during the second quarter of 1997 increased by 7% over the comparable quarter of 1996 with substantially all of the growth resulting from the 8% unit growth of Company-owned Ryan's restaurants, which totaled 266 at July 2, 1997 and 247 at July 3, 1996. The 1997 total store count consisted entirely of 266 Ryan's restaurants, while the 1996 total store count included 242 Ryan's and 5 test-concept
restaurants (see "Liquidity and Capital Resources").   Same-
store sales at the Company's Ryan's restaurants, or average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year, decreased 1.2% during the quarter compared to a 0.2% increase during the second quarter of 1996.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 83.1% during the second quarter of 1997 compared to 84.1% in 1996. Food and beverage costs decreased from 39.7% of sales in 1996 to 39.4% in 1997 due principally to lower dairy, poultry and potato prices. Payroll and benefits decreased from 28.2% of sales in 1996 to 27.9% of sales in 1997 due to improved hourly staffing levels and lower medical insurance costs. All other operating costs, including depreciation and amortization of pre-opening costs, decreased to 15.8% of sales in 1997 compared to 16.2% in 1996 due principally to lower repairs and maintenance costs. Based on these factors, the Company's operating margin at the restaurant level increased to 16.9% of sales in the second quarter of 1997, a 100 basis point increase from 15.9% in 1996.

General and administrative expenses increased to 4.7% of sales in 1997 compared to 4.4% in 1996 due principally to higher advertising costs. The Company has significantly expanded its media advertising program in 1997 with coverage extending to 20 markets and 97 stores compared to 10 markets and 67 stores in 1996. Total media advertising costs are expected to amount to 0.4% of sales in 1997 versus 0.3% in 1996. The actual extent of the Company's advertising program during the remainder of 1997 depends on a number of factors, including sales trends at restaurants receiving media support, the Company's overall financial results and the availability of reasonably priced media.

Interest expense increased by $766,000 to 1.0% of sales in 1997 compared to 0.5% in 1996. This increase is due principally to the increase in the Company's outstanding debt, which amounted to $133.3 million at July 2, 1997 compared to $108.3 million at July 3, 1996 and $128.3 million at January 1, 1997. The increase in debt resulted principally from a common stock repurchase program implemented in March 1996 (see "Liquidity and Capital Resources"). An increase in the Company's effective average interest rate from 5.7% in 1996 to 6.1% in 1997 also contributed to the higher interest expense.

Franchise revenues for the second quarter of 1997 decreased to $305,000, or 0.2% of sales, from $394,000 (0.3% of sales)
in 1996 resulting principally from the payoff of a long-term note receivable from a franchisee during the first quarter of 1997. Both principal and interest payments from this note have consistently been recognized as income on a cash basis in the Company's financial statements. There were 25 franchised Ryan's at both July 2, 1997 and July 3, 1996.

An effective income tax rate of 36.8% was used for the second quarters of 1997 and 1996.

Net earnings for the second quarter of 1997 increased 9% to $11.5 million compared to $10.6 million in 1996. Due to a 7% reduction in weighted average shares resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share increased 20% to 24 cents in 1997 compared to 20 cents in 1996.

Six Months Ended July 2, 1997 versus July 3, 1996

For the six months ended July 2, 1997, restaurant sales were up 9% compared to the same period in 1996, principally due to 9% average unit growth. Same-store sales were flat for the first six months of 1997 compared to a 0.3% increase in 1996.

Six-month costs and expenses as detailed above were 83.8% and 84.8% of sales for 1997 and 1996, respectively. During the first six months of 1997, costs and expenses were most affected by lower other operating expenses (down 0.5% of sales) and lower food costs (down 0.4% of sales). Food costs were favorably impacted by lower beef and produce costs, and other operating expenses decreased due to lower repairs and maintenance and miscellaneous operating costs. Based on these factors, the Company's operating margin at the restaurant level increased to 16.2% of sales for the first six months of 1997 compared to 15.2% in 1996.

General and administrative expenses increased as a percentage of sales to 4.5% in 1997 from 4.4% in 1996 due primarily to higher advertising costs. Interest expense increased by $1,723,000 to 1.0% of sales due principally to the increase in debt resulting from the common stock repurchase program (see "Liquidity And Capital Resources") combined with an increase in the Company's effective average interest rate from 5.8% in 1996 to 6.0% in 1997. Effective income tax rates of 36.7% and 36.9% were used for the first six months of 1997 and 1996, respectively.

Net earnings for the first six months of 1997 increased 13% to $21.6 million compared to $19.1 million in 1996. Due to a 9% reduction in weighted-average shares resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share increased 25% to 45 cents in 1997 compared to 36 cents in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At July 2, 1997, the Company's working capital was a $65.3 million deficit compared to a $64.6 million deficit at January 3, 1997. Included in these amounts are notes payable of $40.3 million and $35.3 million at July 2, 1997 and January 1, 1997, respectively, under bank lines of credit (see fifth succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $29.8 million for the six months ended July 2, 1997 and $68.9 million for the year ended January 1, 1997.

Total capital expenditures for the first six months of 1997 amounted to $25.4 million. The Company opened 11 new Ryan's restaurants during the first six months of 1997 and plans to open 4 additional Ryan's during the remainder of the year for a total of 15 new restaurants (all Ryan's). During 1996, the Company opened 30 restaurants (all Ryan's). Total capital expenditures for 1997 are estimated at $50 million. Expansion of Company-owned restaurants will occur in states either within or contiguous to the Company's current 21-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or internation.

During the first quarter of 1997, the Company closed one underperforming Ryan's and all five of its casual-dining restaurants, representing three different test concepts. No further expansion of the casual-dining concepts is planned. Accordingly, during the entire second quarter of 1997, the Company's operations consisted entirely of Ryan's restaurants. At the end of the second quarter of 1997, four of the five closed casual-dining units had been sold. Management believes that substantially all costs related to the closings were covered by a $13.3 million asset valuation charge recognized during the fourth quarter of 1996 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".

In November 1996, the Company announced its FOCUS 2000 plan.
The key elements of the plan, which continues to be implemented during 1997, are as follows:

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

In March 1996, management announced its intention to repurchase an aggregate 6.4 million shares of the Company's common stock through December 1998. The repurchase authorization was later raised to 10.0 million shares in November 1996. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first six months of 1997, approximately 1.9 million shares had been purchased at an aggregate cost of $14.6 million. Cumulative purchases from March 1996 through July 2, 1997 amounted to approximately 6.5 million shares at an aggregate cost of $52.7 million. Management intends to proceed with the repurchase program during 1997, subject to the continued availability of capital and the other factors described in "Forward-Looking Information".

The extent of the Company's external funding requirements for 1997 will depend significantly upon the level of stock repurchase transactions during the remainder of the year. If no further stock is repurchased, management currently estimates that its additional external funding requirements will be minimal. Based on target debt levels, a maximum repurchase scenario would require approximately $22 million
of   additional  borrowings.  All other funding needs,
including capital expenditures, are expected  to  be  met
by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $110 million at various short-term rates of which $40.3 million was utilized at July 2, 1997.

In June 1996, the Company entered into a credit agreement with a group of banks for a $93 million term loan ("Term Loan") payable in quarterly installments of $5,813,000 commencing September 1999 with the final quarterly installment due June 2003. The Term Loan is unsecured and bears interest at various rates generally equal to LIBOR, or the London Interbank Offered Rate, plus 0.5% for periods ranging from one to six months. The terms of the credit agreement contain, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. At July 2, 1997, the Company exceeded the most restrictive minimum net worth covenant by approximately $54.3 million.

Under the current borrowing arrangements, no interest rates have been fixed and generally change in response to changes in LIBOR. However, in October 1996, the Company entered into an interest rate collar agreement with a major regional bank, placing a ceiling of 7.25% and a floor of 5.00% on the three-month LIBOR through October 1998 on a principal amount of $75,000,000. The three-month LIBOR has stayed between the ceiling and the floor since the commencement of the transaction.

Management believes that its current capital structure is sufficient to meet the Company's 1997 financing requirements, but intends to continue monitoring the interest rate environment and may enter into future interest rate hedging transactions if deemed advantageous.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility
costs.   A  significant  number of the Company's  restaurant
employees are paid at the minimum wage and, accordingly, legislated changes to the minimum wage will affect the Company's payroll costs. In July 1996, Congress legislated an  increase in the Federal minimum wage from $4.25 per hour to  $4.75  on October 1, 1996 and then to $5.15 on September
1,  1997.   This measure effectively freezes the $2.13 hourly
rate for tipped employees. Management currently estimates that the $5.15 change will require rate changes for approximately
10% to 15% of the Company's team members and plans menu price increases to cover the higher payroll costs.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing increased costs on to its
customers.   Annual  menu price increases have  consistently
ranged from 1% to 3%.


FORWARD-LOOKING INFORMATION

Statements  in  this  discussion as  to  anticipated  future
performance    and    results   constitute   forward-looking
statements that involve risks and uncertainties, and actual results could differ materially from these expectations. In addition to those discussed herein, the factors that could cause the actual results to differ materially from such expectations include, but are not limited to, the following: general economic conditions; competitive factors; being able to open new restaurants or sell closed restaurants; food and labor supply costs; weather factors; interest rate changes; changes in the Company's common stock price; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ending January 1, 1997. The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's share repurchase program during 1997 and future years depends on the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the
Term   Loan  agreement,  and  the  maximum  debt  and  share
repurchase levels authorized by the Company's Board of Directors.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None reportable.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None reportable.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)None.
         (b)On August 13, 1997, the Company filed a report on Form 8-K regarding sales information for July
            1997.


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




August 15, 1997          /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




August 15, 1997          /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
                         Treasurer




August 15, 1997          /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller