Form 10-Q
period 1997-10-01
RYANS FAMILY STEAKHOUSES INC
filed 1997-11-14
CIK 355622

2




                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended October 1, 1997

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

The number of shares outstanding of each of the registrant's classes of common stock as of October 1, 1997:

       47,226,000 shares of common stock, $1.00 Par Value
PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                       Quarter Ended
                                  October 1,     October 2,
                                     1997           1996

Restaurant sales                 $ 152,731         146,250

Operating expenses:
 Food and beverage                  60,321         58,525
 Payroll and benefits               43,411         41,517
 Depreciation and amortization                      6,735   6,480
 Other operating expenses           19,448         18,827
     Total operating expenses      129,915        125,349

General and administrative expenses                 6,856   6,002
Interest expense                     1,443            956
Revenues from franchised restaurants (269)          (369)
Other income, net                    (264)          (289)
Earnings before income taxes        15,050         14,601
Income taxes                         5,524          5,373

     Net earnings                   $9,526          9,228

Net earnings per common and common
 equivalent share                   $  .20            .18

Weighted average shares             47,808         51,184

  See accompanying notes to consolidated financial statements.
                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                     Nine Months Ended
                                  October 1,     October 2,
                                     1997           1996

Restaurant sales                    $456,332       424,469

Operating expenses:
 Food and beverage                 180,380        169,705
 Payroll and benefits              128,541        119,998
 Depreciation and amortization      19,753         18,248
 Other operating expenses           55,646         53,311
     Total operating expenses      384,320        361,262

General and administrative expenses 20,418         18,319
Interest expense                     4,488          2,278
Revenues from franchised restaurants(1,024)       (1,165)
Other income, net                   (1,105)        (1,102)
Earnings before income taxes        49,235         44,877
Income taxes                        18,081         16,542

     Net earnings                   $31,154        28,335

Net earnings per common and common
 equivalent share                   $  .65            .54

Weighted average shares             47,989         52,157

See accompanying notes to consolidated financial statements.
                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS

                         (In thousands)

                                  October 1,  January 1,
                                     1997        1997
ASSETS                           (Unaudited)
Current assets:
 Cash and cash equivalents          $  521          746
 Receivables                         2,335        1,941
 Inventories                         4,192        3,888
 Deferred income taxes               3,405        3,405
 Other current assets                1,414        1,932
  Total current assets              11,867       11,912
Property and equipment:
 Land and improvements             106,114      105,366
 Buildings                         287,975      267,220
 Equipment                         180,640      168,377
 Construction in progress           34,259       37,546
                                   608,988      578,509
 Less accumulated depreciation      131,794     115,062
  Net property and equipment       477,194      463,447
Other assets                         2,264        2,267
                                    $ 491,325   477,626
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                      31,000       35,300
 Accounts payable                    9,333       14,827
 Income taxes payable                5,790        1,841
 Accrued liabilities                27,018       24,578
  Total current liabilities         73,141       76,546
Long-term debt                      93,000       93,000
Deferred income taxes               14,283       14,104
  Total liabilities                 180,424     183,650
Shareholders' equity:
 Common stock of $1.00 par value; authorized
  100,000,000 shares; issued 47,226,000 shares
  in 1997 and 49,031,000 shares in 199647,226    49,031
 Additional paid-in capital            115          121
 Retained earnings                  263,560     244,824
  Total shareholders' equity       310,901      293,976
Commitments
                                    $491,325    477,626

See accompanying notes to consolidated financial statements.
                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                      Nine Months Ended
                                  October 1,      October 2,
                                     1997            1996
Cash flows from operating activities:
 Net earnings                      $31,154          28,335
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization    20,851          18,872
   Loss (gain) on sale of property and equipment      (68)  101
   Decrease (increase) in:
     Receivables                     (394)           (124)
     Inventories                     (304)              14
     Other current assets          (1,471)         (2,336)
     Other assets                      (2)           (189)
   Increase (decrease) in:
     Accounts payable              (5,494)           2,847
     Income taxes payable            3,949           3,639
     Accrued liabilities             2,440           1,074
     Deferred income taxes             179             165
Net   cash  provided  by  operating  activities            50,840
52,398

Cash flows from investing activities:
 Proceeds from sale of property and equipment        4,882  804
 Capital expenditures               (37,418)        (68,935)
Net  cash  used  in  investing activities                (32,536)
(68,131)

Cash flows from financing activities:
 Net repayment of notes payable    (4,300)        (54,500)
  Proceeds  from  issuance  of  long-term  debt                 -
93,000
 Proceeds from issuance of common stock1,220           737
 Purchases of common stock          (15,449)        (24,265)
Net  cash  provided  by (used in) financing  activities  (18,529)
14,972

Decrease in cash and cash equivalents(225)           (761)

Cash  and cash equivalents - beginning of period              746
1,299

Cash and cash equivalents - end of period$          521     538

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         (In thousands)

          I.  For the Nine Months ended October 1, 1997
                           (Unaudited)

                   $1 Par ValueAdditional
                      Common   Paid-In   Retained
                      Stock    Capital   Earnings   Total

Balances at January 1, 1997$49,031 121   244,824   293,976

  Net earnings          -         -       31,154    31,154
  Issuance of common stock
   under Stock Option Plans210   1,010      -        1,220
  Purchases of common stock      (2,015)   (1,016)   (12,4
18)                    (15,449)

Balances at October 1, 1997$47,226         115       263,560
310,901




         II.  For the Nine Months ended October 2, 1996
                           (Unaudited)

                   $1 Par ValueAdditional
                      Common   Paid-In   Retained
                      Stock    Capital   Earnings   Total

Balances at January 3, 1996$53,4626,751  242,481   302,694

  Net earnings          -         -       28,335    28,335
  Issuance of common stock
   under Stock Option Plans118     619      -          737
  Purchases of common stock      (2,645)   (7,370)   (14,2
50)                    (24,265)

Balances at October 2, 1996$50,935       -         256,566
307,501

See accompanying notes to consolidated financial statements.
                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         October 1, 1997
                           (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended October 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 1997.

Note 2.  Earnings Per Share

Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are represented by shares under option.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which simplifies standards for computing and presenting earnings per share ("EPS") and makes them more comparable to international standards. This Statement supersedes APB Opinion No. 15, "Earnings per Share", and must be implemented in 1998. Management of the Company does not expect that adoption of SFAS No. 128 will have a material impact on the Company's results of operations.

Note 3.  Reclassifications

Certain   1996  amounts  in  the  accompanying  consolidated
financial statements have been reclassified to conform to the 1997 presentation.

Note 4.  Other New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses and other changes in non-owner shareholders' equity) in a full set of general-purpose financial statements and must be implemented in 1998. Management of the Company does not expect that the adoption of SFAS No. 130 will have a material impact on the Company's financial position or results of operations.

Note 5.  Subsequent Event

In October 1997, the Company entered into an interest rate swap agreement with a major regional bank under which the Company receives a floating rate based on LIBOR, or the London Interbank Offered Rate, on a notional amount of $25 million and pays a fixed rate of 5.54%, as determined in quarterly intervals through October 30, 2000. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate. The agreement contains termination options that can be triggered solely by the bank, effective no earlier than November 1, 1998.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended October 1, 1997 versus October 2, 1996

Restaurant sales during the third quarter of 1997 increased by 4% over the comparable quarter of 1996 with substantially all of the growth resulting from the 6% unit growth of Company-owned restaurants, which totaled 268 at October 1, 1997 and 255 at October 2, 1996. The 1997 total store count consisted entirely of Ryan's restaurants, while the 1996 total store count included 250 Ryan's and 5 test-concept restaurants (see "Liquidity and Capital Resources"). Same-store sales at the Company's Ryan's restaurants, or average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year, decreased 2.0% during the quarter compared to a 0.7% decrease during the third quarter of 1996.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 85.1% during the third quarter of 1997 compared to 85.7% in 1996. Food and beverage costs decreased from 40.0% of sales in 1996 to 39.5% in 1997 due principally to lower dairy and poultry prices. Payroll and benefits remained flat at 28.4% of sales compared to 1996 due to lower hourly staffing levels resulting from more efficient labor scheduling offset by higher medical insurance costs. All other operating costs, including depreciation and amortization of pre-opening costs, decreased to 17.2% of sales in 1997 compared to 17.3% in 1996 due principally to lower repairs and maintenance and various restaurant supply costs. Based on these factors, the Company's operating margin at the restaurant level increased to 14.9% of sales in the third quarter of 1997, a 60 basis point increase from 14.3% in 1996.

General and administrative expenses increased to 4.5% of sales in 1997 compared to 4.1% in 1996 due principally to higher training costs at existing restaurants incurred in connection with the Company's Focus 2000 plan (see "Liquidity and Capital Resources") and increased media advertising charges. The Company has significantly expanded its media advertising program in 1997 with coverage extending to 20 markets and 97 stores compared to 10 markets and 67 stores in 1996. Total media advertising costs are expected to amount to 0.4% of sales in 1997 versus 0.3% in 1996. The actual extent of the Company's advertising program during the remainder of 1997 depends on a number of factors, including sales trends at restaurants receiving media support, the Company's overall financial results and the availability of reasonably priced media.

Interest  expense increased by $487,000 to 0.9% of sales  in
1997  compared  to  0.7%  in 1996.   This  change  is  due
principally  to  the  increase in the Company's  outstanding debt,  which amounted to $124.0 million at October  1,  1997 compared to $110.7 million at October 2, 1996 and resulted principally from the stock repurchase program implemented in March 1996 (see "Liquidity and Capital Resources"). An increase in the
Company's third quarter effective average interest rate from 6.0% in 1996 to 6.2% in 1997 also contributed to the higher interest expense.

Franchise revenues for the third quarter of 1997 decreased to $269,000 (0.2% of sales) from $369,000 (0.3% of sales) in
1996 resulting principally from the payoff of a long-term note receivable from a franchisee during the first quarter of 1997. Both principal and interest payments from this note have consistently been recognized as income on a cash basis in the Company's consolidated financial statements. There were 25 franchised Ryan's at both October 1, 1997 and October 2, 1996.

Effective income tax rates of 36.7% and 36.8% were used for the third quarters of 1997 and 1996, respectively.

Net earnings for the third quarter of 1997 increased 3.2% to $9.5 million compared to $9.2 million in 1996. Due to a 7% reduction in weighted average shares resulting from the
Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share increased 11% to 20 cents in 1997 compared to 18 cents in 1996.

Nine months ended October 1, 1997 versus October 2, 1996

For the nine months ended October 1, 1997, restaurant sales were up 8% compared to the same period in 1996, principally due to the 8% average unit growth of Company-owned restaurants. Same-store sales were down 0.7% for the first nine months of 1997 compared to a 0.1% decrease in 1996.

Nine-month  costs and expenses as detailed above were  84.2%
and  85.1% of sales for 1997 and 1996, respectively.  During the first nine months of 1997, costs and expenses were most affected by lower other food costs (down 0.5% of sales) and lower other operating expenses (down 04% of sales). Food costs were favorably impacted by favorable produce, dairy and poultry costs, and other operating expenses decreased due  to  lower  repairs  and maintenance  and  miscellaneous
operating  costs.   Based  on these factors,  the  Company's
operating margin at the restaurant level increased to  15.8%
of sales for the first nine months of 1997 compared to 14.9% in 1996.

General and administrative expenses increased as a percentage of sales to 4.5% in 1997 from 4.3% in 1996 due primarily to increased training and advertising costs. Interest expense increased by $2,210,000 to 1.0% of sales due principally to the increase in debt resulting from the stock repurchase program (see "Liquidity And Capital Resources") combined with an increase in the Company's effective average interest rate from 5.9% in 1996 to 6.1% in 1997. Effective income tax rates of 36.7% and 36.9% were used for the first nine months of 1997 and 1996, respectively.

Net earnings for the first nine months of 1997 increased 10% to $31.2 million compared to $28.3 million in 1996. Due to an 8% reduction in weighted-average shares resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share increased 20% to 65 cents in 1997 compared to 54 cents in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At October 1, 1997, the Company's working capital was a $61.3 million deficit compared to a $64.6 million deficit at January 3, 1997. Included in these amounts are notes payable of $31.0 million and $35.3 million at October 1, 1997 and January 1, 1997, respectively, under bank lines of credit (see sixth succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $50.8 million for the nine months ended October 1, 1997 and $68.9 million for the year ended January 1, 1997.

Total capital expenditures for the first nine months of 1997 amounted to $37.4 million. The Company opened 13 new Ryan's restaurants during the first nine months of 1997 and plans to open 2 additional Ryan's during the remainder of the year for a total of 15 new restaurants (all Ryan's). During 1996, the Company opened 30 restaurants (all Ryan's). Total capital expenditures for 1997 are estimated at $53 million. Current plans for 1998 call for 15 new Company-owned Ryan's restaurants. Expansion of Company-owned restaurants will occur in states either within or contiguous to the Company's current 21-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

During the first quarter of 1997, the Company closed one underperforming Ryan's and all five of its casual-dining restaurants, representing three different test concepts. No further expansion of the casual-dining concepts is planned. Accordingly, during the entire second and third quarters of 1997, the Company's operations consisted entirely of Ryan's restaurants. At the end of the third quarter of 1997, four of the five closed casual-dining units had been sold. Management believes that substantially all costs related to the closings were covered by a $13.3 million asset valuation charge recognized during the fourth quarter of 1996 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".

In November 1996, the Company announced its Focus 2000 plan.
The  key  elements  of  the  plan were as follows:

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

During 1997, the Company's operating strategies have centered on Focus 2000, and success in meeting the Focus 2000 goals has been achieved in most areas. First, a lower-cost prototype restaurant opened during the third quarter of 1997 with a cost estimated at $100,000 to $200,000 below the average 1996 new restaurant cost, subject to final audit. In addition, restaurant operating margins and training efforts have increased as noted in the "Results of Operations" discussion above. Next, the current 1998 plan calls for a 5.6% unit growth rate, and, finally, 6.6 million shares have been repurchased by the Company as noted in the following paragraph.

In March 1996, management announced its intention to repurchase an aggregate 6.4 million shares of the Company's common stock through December 1998. In connection with the Focus 2000 plan, the repurchase authorization was later raised to 10.0 million shares in November 1996. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first nine months of 1997, approximately 2.0 million shares had been purchased at an aggregate cost of $15.4 million. Cumulative purchases from March 1996 through October 1, 1997 amounted to approximately 6.6 million shares at an aggregate cost of $53.6 million. Management intends to proceed with the repurchase program during 1997 and 1998, subject to the continued availability of capital and the other factors described in "Forward-Looking Information".

The extent of the Company's external funding requirements for 1997 will depend significantly upon the level of stock repurchase transactions during the remainder of the year. If no further stock is repurchased, management currently estimates that its additional external funding requirements will be minimal. Based on target debt levels, a maximum repurchase scenario would require approximately $27.9 million of additional borrowings. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $110 million at various short-term rates of which $31.0 million was utilized at October 1, 1997.

In June 1996, the Company entered into a credit agreement with a group of banks for a $93 million term loan ("Term Loan") payable in quarterly installments of $5,813,000 commencing September 1999 with the final quarterly installment due June 2003. The Term Loan is unsecured and bears interest at various rates generally equal to LIBOR, or the London Interbank Offered Rate, plus 0.5% for periods ranging from one to six months. The terms of the credit agreement contain, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. At October 1, 1997, the Company exceeded the most restrictive minimum net worth covenant by approximately $58.2 million.

Under the current borrowing arrangements, no interest rates have been fixed and generally change in response to changes in LIBOR. However, in October 1996, the Company entered into an interest rate collar agreement with a major regional bank, placing a ceiling of 7.25% and a floor of 5.00% on the three-month LIBOR through October 1998 on a notional amount of $75,000,000. The three-month LIBOR has stayed between the ceiling and the floor since the commencement of the transaction.

Management believes that its current capital structure is sufficient to meet the Company's 1997 financing requirements, but intends to continue monitoring the interest rate environment and may enter into future interest rate hedging transactions if deemed advantageous.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A number of the Company's restaurant employees are paid at the minimum wage and, accordingly, legislated changes to the minimum wage affected the Company's payroll costs. In July 1996, Congress legislated an increase in the Federal minimum wage from $4.25 per hour to $4.75 on October 1, 1996 and then to $5.15 on September 1, 1997. This measure effectively freezes the $2.13 hourly rate for tipped employees. During September 1997, moderate menu price increases were implemented to cover the higher payroll costs related to the higher minimum wage.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing increased costs on to its
customers.   Annual  menu price increases have  consistently
ranged from 1% to 3%.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which simplifies standards for computing and presenting earnings per share ("EPS") and makes them more comparable to international standards. This Statement supersedes APB Opinion No. 15, "Earnings per Share", and must be implemented in 1998. Management of the Company does not expect that adoption of SFAS No. 128 will have a material impact on the Company's results of operations.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses and other changes in non-owner shareholders' equity) in a full set of general-purpose financial statements and must be implemented in 1998. Management of the Company does not expect that the adoption of SFAS No. 130 will have a material impact on the Company's financial position or results of operations.


SUBSEQUENT EVENT

In October 1997, the Company entered into an interest rate swap agreement with a major regional bank under which the Company receives a floating rate based on LIBOR, or the London Interbank Offered Rate, on a notional amount of $25 million and pays a fixed rate of 5.54%, as determined in quarterly intervals through October 30, 2000. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate. The agreement contains termination options that can be triggered solely by the bank, effective no earlier than November 1, 1998.


FORWARD-LOOKING INFORMATION

Statements in this discussion as to anticipated future performance and results constitute forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. In addition to those discussed herein, the factors that could cause the actual results to differ materially from such expectations include, but are not limited to, the following: general economic conditions; competitive factors; the Company's ability to open new restaurants or sell closed restaurants; food and labor supply costs; weather factors; interest rate changes; changes in the Company's common stock price; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ending January 1, 1997. The Company's ability to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's share repurchase program during 1997 and future years depends on the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Term Loan agreement, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.

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

Item 5.                                 Other Information.

       None.

Item 6.                                 Exhibits and Reports
on Form 8-K.

       (a)None.
       (b)On September 8, 1997, the Company filed a report on Form 8-K regarding sales information for August 1997.
          On October 6, 1997, the Company filed a report on Form 8-K regarding sales information for September 1997.
          On November 11, 1997, the Company filed a report on Form 8-K regarding sales information for October 1997.


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




November 14, 1997        /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
Executive Officer




November 14, 1997        /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
Treasurer




November 14, 1997        /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller