Form 10-K
period 1997-12-31
RYANS FAMILY STEAKHOUSES INC
filed 1998-03-31
CIK 355622

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                  or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM____ TO____

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of March 4, 1998, was $375,007,000.

   The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, was 45,113,580 at March 4, 1998.

                  DOCUMENTS INCORPORATED BY REFERENCE

    Incorporated Document                    Location in Form 10-K

Portions of 1997 Annual Report of Shareholders   Parts I and II
Portions of Proxy Statement dated March 27, 1998    Part III

                                PART I


ITEM 1.   BUSINESS.
General

  Ryan's Family Steak Houses, Inc., the Registrant (together with its subsidiaries referred to hereafter as the "Company"), is a South Carolina corporation that operates a chain of restaurants located principally in the southern and midwestern United States. At March 4, 1998, 272 Company-owned and 25 franchised Ryan's Family Steakhouse restaurants (restaurants using the Ryan's Family Steakhouse format are referred to hereafter as "Ryan's" or "Ryan's restaurant") were in operation. System-wide sales, which include sales by franchised restaurants, were approximately $636 million and $598 million in 1997 and 1996, respectively. Sales by Company-owned restaurants amounted to approximately $599 million in 1997 and $565 million in 1996. The Company, headquartered in Greer, South Carolina, was organized in 1977 and completed its initial public offering in 1982.

  The following table indicates the number of Company-owned restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ending 1997:
                                 All Concepts
                            Restaurant   Total Open
                    Year  Openings, Net at Year-End

                   1993        29           194
                   1994        18           212
                   1995        19           231
                   1996        30           261
                   1997         9           270

Restaurant Operations

  General.   A  Ryan's  restaurant  is  a  family-oriented  restaurant
serving a wide variety of foods from its Mega Bar* as well as traditional grilled entrees, such as charbroiled USDA Choice steaks, hamburgers, chicken and seafood. The Mega Bar* includes fresh and pre-made salad items, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature
hot   and  fresh-from-the-oven  cookies,  brownies  and  other  bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All Ryan's also offer a variety of non-alcoholic beverages.
All  restaurants have their Mega Bars* in a scatter bar format.   This
format breaks the Mega Bar* into five island bars for easier customer access and more food variety.

  Most Ryan's are open seven days a week. Some new restaurants are closed on Mondays during their first two to three months of operation. Typical hours of operation are 11:00 a.m. to 9:30 p.m. Sunday through
Thursday  and  11:00  a.m.  to 10:30 p.m. Friday  and  Saturday.   The
average customer count per restaurant during 1997 was approximately 7,000 per week, and the average meal price (per person) was $6.22
(including  beverage).   Management believes that  the  average  table
turns over every 30 to 45 minutes.

  Each Company-owned Ryan's is located in a free-standing brick building that may range in size from approximately 10,000 to 11,500 square feet. The interior of most restaurants contains two or three dining rooms, seating approximately 300 to 500 persons in total, an area where customers both order and pay for their meals and a kitchen. The focal points of the main dining room are the centrally located scatter bars (referred to in the restaurants as the Mega Bar*) and bakery bar. An average Ryan's has parking for approximately 180 cars.

  Restaurant Management and Supervision. The Company emphasizes standardized operating and control systems together with comprehensive recruiting and training programs in order to maintain food and service quality. In each Ryan's restaurant, the management team typically consists of a general manager, a manager and two assistant managers. Management personnel begin employment at the manager trainee level and complete a formal five-week training program at the Company's management training center in Greer, South Carolina, prior to being placed in assistant manager positions.

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

  All regional directors, area supervisors, general managers and managers participate in incentive bonus programs. Bonuses paid to restaurant management are generally based on the monthly sales volume of their individual restaurant with deductions for excess spending in key expense items, such as food cost, payroll and cash shortages. The bonus program for area supervisors and regional directors is based principally upon same-store sales, profitability, "hidden shopper" (service feedback) scores and certain qualitative factors.

  In 1997, an Operating Partner Program was initiated in order to provide general managers with (a) an additional career path and (b) an opportunity to share in the profitability of their stores. After being selected and upon a $10,000 investment in Ryan's common stock, an Operating Partner shares in both the profit improvement and overall profitability of their restaurant. At December 31, 1997, Operating Partners were managing 15 restaurants. The Company's goal is to have 100 Operating Partners in place by December 1998.

  Advertising. The Company has not relied extensively on advertising, expending less than one percent of restaurant sales during each of the years 1997, 1996, and 1995. In 1997, the Company ran advertising campaigns, consisting of both television and radio, in 18 markets covering 87 Ryan's. Newspaper ads and billboards were used in certain other markets. Management believes that the restaurant industry has become increasingly competitive over the past several years and that advertising will become an important factor in the development and retention of market share. Based on current budgets, media campaigns are planned in 1998 for markets covering approximately 35% of all Company-owned Ryan's. Local store marketing will be used in certain smaller markets

Expansion of Company-Owned Restaurants

  General. At March 4, 1998, the Company owned and operated 272 Ryan's restaurants. During the remainder of 1998, 9 additional Ryan's are scheduled to open, resulting in 11 new Company-owned Ryan's in
1998. Target sites for these new restaurants are spread throughout the Company's current 21-state operating area with the exception of one unit to be opened in Pennsylvania. The addition of this first Pennsylvania unit will expand the Company's coverage to 22 states. The Company also plans to relocate 4 restaurants during 1998. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. The following table summarizes the Company's openings, closings and relocations during 1997, 1996 and 1995.

                                   1997      1996      1995

          Beginning of year          261       231       212
          New restaurants             15        30        24
          Relocations - opened         1         -         -
          Closings                   (6)         -       (5)
          Relocations - closed       (1)         -         -
          End of year                270       261       231

  Test Concepts. At the beginning of 1997, the Company operated 261 restaurants, consisting of 256 Ryan's and 5 casual-dining restaurants, representing three different concepts. All five of the casual-dining restaurants were closed in early-1997 due to unsatisfactory financial performance. In 1996, a $13.3 million asset valuation charge was recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" in order to recognize the estimated losses resulting from the planned disposal of these 5 units. Four of these units were sold in 1997 with the proceeds from their sale approximating their aggregate net book value after application of the $13.3 million asset valuation charge. Management plans to continue to actively market the remaining closed unit, but currently cannot estimate its expected disposal date.

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

  Construction. The Company presently acts as the general contractor in the construction of most of its restaurants. Occasionally when determined cost beneficial, the Company engages non-affiliated general contractors to construct restaurants on a lump-sum contract basis. The Company requires performance and payment bonds on certain building and site work contracts, depending on the size and reputation of, as well as Company history with, the contractor. The Company closely supervises and monitors the progress of all construction projects. New restaurants are generally completed approximately three to four months from the commencement of construction. The average cost of a new
Ryan's (land, building and equipment) constructed in 1997 was approximately $2.3 million.

  Restaurant Opening. When a new Ryan's is opened, all restaurant management positions are staffed with personnel who have had prior management experience in another of the Company's restaurants. Prior to opening, all staff personnel at the new location undergo one week of intensive training conducted by a new store opening team.

  Franchising.   While  the Company has granted Ryan's  franchises  in
the past, management has not actively pursued new franchisees in recent years in order to concentrate on the operation and development of Company-owned restaurants. New franchises may be awarded to the existing franchisee or to new franchisees proposing to operate in regions significantly outside of the Company's existing or contemplated operating areas.

  The following table indicates the number of franchised restaurants opened each year, net of closings, and the total number of franchised restaurants open at each year-end during the 5-year period ending December 31, 1997:
                                Net
                            Restaurants     Total Open
                     Year Opened (Closed)  at Year-End

                     1993        (1)             34
                     1994        (4)             30
                     1995        (4)             26
                     1996        (1)             25
                     1997         -              25

  At  December  31, 1997, the Company's sole franchisee was
Family Steak Houses of Florida, Inc. ("Family") which operated 25
Ryan's  in  central  and  northern  Florida.   The  present  franchise
agreement  with Family expires  in  2010  with  a  10-year  renewal
option.   The agreement  provides  that  the Company will  furnish
Family all the necessary information to construct, equip, manage and operate a restaurant under the Ryan's Family Steakhouse name
or  derivative thereof.   The  agreement generally provides for the
construction and operation of one restaurant with exclusive territorial protection within a one to five mile radius.

  The   franchise   agreement  with  Family  provides  for   exclusive
territorial protection in certain Florida counties as long as Family opens a specified number of new Ryan's. During the fourth quarter of 1993, Family informed the Company that it would be unable to pay its royalty fees from August through December 1993, and this nonpayment condition subsequently continued through the second quarter of 1994. In July 1994, an agreement was reached with Family regarding both past-due and future royalty fees. This agreement provided for a $236,000 cash payment by Family, the relinquishment of Family's exclusive development rights in certain counties in South Florida and the Florida panhandle (subject to first refusal and buy-back rights of Family), an $800,000 long-term note payable to the Company and a reduction in the royalty fee rate from 4.25% to 3% until December 31, 2001, at which time the rate will increase to 4%. The relinquishment of development rights was valued at $500,000 and treated as a partial
write-off  of  Family's  past-due  royalty  fees.   In  addition,  the
agreement  with  Family  decreased  the  required  number  of   Ryan's
restaurants in operation to 24 through the end of 1996 and to 25 at the end of 1997. Pursuant to the agreement, the required number of restaurants in operation will then increase by 1 for each year after 1997. All required payments from Family to the Company subsequent to the agreement have been received in a timely manner. However, due to Family's payment history, the Company's accounting policy regarding
Family's royalty fees was changed during 1994 to a cash basis. Accordingly, all royalty fees received thereafter, including payments required under the long-term note payable, have been recognized as revenue when received.

Sources and Availability of Raw Materials

  The Company has a centralized purchasing program which is designed to ensure uniform product quality in all restaurants as well as reduced food, beverage and supply costs. The Company's management establishes contracts for approximately 92% of its food and other products from a variety of major suppliers under competitive terms. Purchases under these contracts are delivered to one of three warehouses operated by the Company's principal distributor and then delivered to the restaurants by the distributor. The remaining 8% of the Company's products (principally fresh produce) are purchased locally by restaurant management. The beef used by the Company is obtained from four western suppliers based on price and availability of product. To ensure against interruption in the flow of beef supplies due to unforeseen or catastrophic events and to take advantage of favorable purchasing opportunities, the Company stockpiles four to eight weeks supply of sirloin at the distributor. The Company believes that satisfactory sources of supply are generally available for all the items regularly used.

Working Capital Requirements

  Working capital requirements for continuing operations are not significant. The Company's restaurant sales are primarily derived from cash sales, and inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories.

Trademarks and Service Marks

  The Company has registered various trademarks and service marks, including "Ryan's Family Steak House" and "Mega Bar," and their related designs with the United States Patent and Trademark Office. All trademarks and service marks have stated expiration dates ranging from December 2001 to October 2008. However, they are renewable for an unlimited number of additional 10-year terms at the option of the Company.

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

Regulation

  The Company is subject to the Fair Labor Standards Act which regulates matters such as minimum wage requirements, overtime and other working conditions. A significant number of the Company's restaurant team members are paid at the minimum wage, and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. In July 1996, the U.S. Congress legislated an increase in the Federal minimum wage from $4.25 per hour to $4.75 on October 1, 1996 and then to $5.15 on September 1, 1997. The legislation did not increase the $2.13 rate for servers. Management estimates that the increase to $5.15 per hour required rate changes for approximately 20% of the Company's team members. Menu prices were increased to cover the higher payroll costs.

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

Employees

  At March 4, 1998, the Company employed approximately 18,000 persons, of whom approximately 17,700 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees a very competitive benefit package, which includes life and health insurance, vacation pay and a defined contribution retirement plan. Part-time employees who work at least 15 hours per week are eligible to participate in the Company's life and health insurance plans and also receive vacation pay.

  None  of  the Company's employees are represented by a  union.   The
Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through either Company-operated or franchised restaurants. At March 4, 1998, the Company had no operations outside the continental United States.

  Information regarding the Company's restaurant sales and assets is included in the Company's financial statements, which are incorporated by reference into Part II, Item 8 of this Form 10-K.


ITEM 2. PROPERTIES.

  The  Company  owns  substantially all of its restaurant  properties, each of which is a free-standing brick building that covers approximately 10,000 to 11,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 150 to 250 cars on sites of approximately 75,000 to 130,000 square feet. At March 4, 1998, all restaurant sites, except 12 properties under land leases, were owned by the Company.

  A listing of the number of Ryan's restaurant locations by state as of March 4, 1998 appears on page 2 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference. A detailed listing of Ryan's restaurant locations may be obtained without charge by writing to the Company's principal executive offices, Attention:
Corporate Secretary.

  The Company's corporate offices consist of two office buildings (30,000 square feet and 16,000 square feet) and a 20,000 square foot warehouse facility. These properties (land and building) are owned by the Company and located in Greer, SC.

  From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at March 4, 1998, two closed restaurant properties were offered for sale. The Company believes that the eventual disposition or non-disposition of all such properties will not materially affect its business or financial condition, taken as a whole.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                PART II


ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The information regarding trading of the Company's common stock, quarterly market prices and dividends appears under "Common Stock Data" and "Market Price of Common Stock" on page 23 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

  At   March  4,  1998,  the  Company's  common  stock  was  held   by
approximately 20,000 stockholders of record through nominee or street name accounts with brokers.

  The Company is party to a long-term credit agreement, expiring in June 2003, with a group of banks that contains, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios. While not specifically prohibiting the payment of dividends, the aforementioned provisions represent a limitation on the Company's ability to do so. At December 31, 1997, the Company exceeded the most restrictive minimum net worth covenant by approximately $59.5 million.


ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is included in the "Five Year Financial Summary" on page 10 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included on pages 5 through 9 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's financial statements, unaudited quarterly financial information and the independent auditors' report are included on pages 11 through 21 of the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                               PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1998 under the headings "Election of Directors" and "Executive Officers."


ITEM 11.EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1998 under the headings "Election of Directors - Compensation of Directors", "Compensation Committee Interlocks, Insider Participation and Related Party Transactions", "Executive Compensation and Other Information", "Report of the Compensation Committee and Stock Option Committee" and "Performance Graph."


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1998 under the headings "Election of Directors", "Certain Beneficial Owners of Common Stock" and "Executive Officers."


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1998 under the headings "Compensation Committee Interlocks, Insider Participation and Related Party Transactions" and "Executive Compensation and Other Information - Deferred Compensation - Salary Continuation Agreement."

                                PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
        K.

  (a)1-2Financial statements filed as part of this Form 10-K are listed in the "Index to Financial Statements", at page 16.

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

                *10.4      Ryan's Family Steak Houses, Inc. 1998
                Stock Option Plan: Incorporated by reference to Exhibit A to the Proxy Statement of the Company, dated March 27, 1998, filed with respect to the Annual Meeting of Shareholders to be held on April 30, 1998 (Commission file no. 0-10943).

                *10.5      Ryan's Employee Retirement Savings Plan,
                dated March 1, 1992:  Incorporated by reference to
                Exhibit 10.4 to the 1991 10-K.

                *10.6      Salary Continuation Agreement, dated April
                22, 1987, between the Company and Alvin A. McCall, Jr.; as amended on October 26, 1989: Incorporated by reference to Exhibit 10.5 to the 1991 10-K.

                *10.7      Deferred Compensation - Salary
                Continuation Agreement, dated April 22, 1987, between the Company and Charles D. Way: Incorporated by reference to Exhibit 10.6 to the 1991 10-K.

                *10.8      Agreement and Plan of Restructuring:
                Incorporated by reference to Exhibit A to the Proxy Statement of the Company, dated March 25, 1993, filed with respect to the Annual Meeting of Shareholders to be held on April 28, 1993 (Commission file no. 0-10943).

                *10.9      Split Dollar Agreement by and between the
                Company and Charles D. Way dated September 1, 1993:
                Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the period ended December 29, 1993 (Commission file no. 0-10943) (the "1993 10-K").

                *10.10     Split Dollar Agreement by and between the
                Company and G. Edwin McCranie dated November 12,
                1993: Incorporated by reference to Exhibit 10.9 to the 1993 10-K.

                *10.11     Split Dollar Agreement by and between the
                Company and John C. Jamison dated November 12, 1993:
                Incorporated by reference to Exhibit 10.10 to the 1993 10-K.

                *10.12     Split Dollar Agreement by and between the
                Company and James R. Hart dated August 8, 1993:
                Incorporated by reference to Exhibit 10.11 to the 1993 10-K.

                *10.13     Split Dollar Agreement by and between the
                Company and Fred T. Grant, Jr. dated November 12,
                1993: Incorporated by reference to Exhibit 10.12 to the 1993 10-K.

                *10.14     Split Dollar Agreement by and between the
                Company and Alan E. Shaw dated November 12, 1993:
                Incorporated by reference to Exhibit 10.13 to the 1993 10-K.

                *10.15     Split Dollar Agreement by and between the
                Company and Morgan A. Graham dated November 12, 1993.

                *10.16     Split Dollar Agreement by and between the
                Company and Janet J. Gleitz dated November 12, 1993.

                *10.17     Split Dollar Agreement by and between the
                Company and Ilene T. Turbow dated November 12, 1995.

                *10.18     Deferred Compensation Plan by and between
                the Company and Morgan A. Graham dated November 1,
                1997.

                *10.19     Deferred Compensation Plan by and between
                the Company and Janet J. Gleitz dated November 1,
                1997.

                *10.20     Deferred Compensation Plan by and between
                the Company and Ilene T. Turbow dated November 1,
                1997.

                *10.21     Executive Bonus Plan, commencing in 1994:
                Incorporated by reference to Exhibit 10.14 to the 1993 10-K.

                *10.22     Executive Bonus Plan, commencing in fiscal
                year 1997:  Incorporated by reference to Exhibit
                10.15 to the Annual Report on Form 10-K for the period ended January 1, 1997 (Commission file no. 0-10943) (the "1996 10-K").

                *10.23     Executive Bonus Plan, commencing in fiscal
                year 1998.

                10.24 Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994 and as amended on October 17, 1994:
                Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 28, 1994 (Commission file no. 0-10943).

                10.25      Ryan's Family Steak Houses, Inc. and
                Wachovia Bank of North Carolina, N.A., as Rights
                Agent, Shareholder Rights Agreement dated as of
                January 26, 1995:  Incorporated by reference to
                Exhibit 2 to the report on Form 8-K filed with the Commission on February 9, 1995 (Commission file no. 0-10943).

                10.26 Credit Agreement dated as of June 5, 1996 among Ryan's Family Steak Houses, Inc., Wachovia Bank of Georgia, N.A., as Agent, and certain other banks:
                Incorporated by reference to Exhibit 10.18 to the 1996 10-K.

                13.1       Ryan's Family Steak Houses, Inc. 1997
                Report to Shareholders.

                21.1       Subsidiaries of the Company.

                23.1       Consent of Independent Auditors' with
                respect to Form S-8.

                27         Financial Data Schedule (electronic filing
                only).

                99.1       Ryan's Family Steak Houses, Inc. Proxy
                Statement for the Annual Meeting of Shareholders, dated March 27, 1998.

                *          This is a management contract or
                compensatory plan or arrangement.

  (b) On October 6, 1997, November 10, 1997 and December 8, 1997, the Company filed reports on Form 8-K regarding sales information for September 1997, October 1997 and November 1997, respectively.

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

                            RYAN'S FAMILY STEAK HOUSES, INC.
March 27, 1998

                            By:/s/Fred T. Grant, Jr.
                            Fred T. Grant, Jr.
                            Vice President - Finance,
                            Treasurer and Assistant
                            Secretary (Principal
                            Financial and Accounting
                            Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                 Title                 Date

/s/Charles D. Way        Chairman, President and  March 27, 1998
Charles D. Way           Chief Executive Officer

/s/G. Edwin McCranie     Director and Executive   March 27, 1998
G. Edwin McCranie        Vice President

/s/James D. Cockman      Director              March 27, 1998
James D. Cockman

/s/Barry L. Edwards      Director              March 27, 1998
Barry L. Edwards

/s/Brian S. MacKenzie    Director              March 27, 1998
Brian S. MacKenzie

/s/Harold K. Roberts, Jr.   Director           March 27, 1998
Harold K. Roberts, Jr.

/s/James M. Shoemaker, Jr.  Director           March 27, 1998
James M. Shoemaker, Jr.

/s/Fred T. Grant, Jr.    Vice President - Finance,     March 27, 1998
Fred T. Grant, Jr.       Treasurer and Assistant
                         Secretary (Principal Financial
                         and Accounting Officer)

                   RYAN'S FAMILY STEAK HOUSES, INC.

                     INDEX TO FINANCIAL STATEMENTS

  The following financial statements of the Registrant included in the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference. With the exception of the pages listed below and other information incorporated in this report on Form 10-K, the 1997 Annual Report to Shareholders is not deemed "filed" as part of this report.

                                 Page Reference
                                in Annual Report

Independent Auditors' Report           21

Consolidated Statements of Earnings    11

Consolidated Balance Sheets            12

Consolidated Statements of Cash Flows  13

Notes to Financial Statements        14-21


  All financial statement schedules have been omitted since the required information is not applicable or the information required is included in the consolidated financial statements or the notes thereto.