Form 10-Q
period 1998-04-01
RYANS FAMILY STEAKHOUSES INC
filed 1998-05-15
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended April 1, 1998

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

The number of shares outstanding of each of the registrant's classes of common stock as of April 1, 1998:

       44,513,000 shares of common stock, $1.00 Par Value
PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Quarter Ended
                                   April 1,        April 2,
                                    1998         1997

Restaurant sales                   $153,186     146,402

Operating expenses:
 Food and beverage                  61,292       58,166
 Payroll and benefits               45,415       41,258
 Depreciation and amortization       6,531        6,422
 Other operating expenses           18,357       17,851
     Total operating expenses      131,595      123,697

General and administrative expenses  6,723        6,242
Interest expense                     1,453        1,512
Revenues from franchised restaurants  (278)        (450)
Other income, net                     (675)        (527)
Earnings before income taxes        14,368       15,928
Income taxes                         5,186        5,841

     Net earnings                  $ 9,182       10,087

Net earnings per common share:
 Basic                             $   .20          .21
 Diluted                               .20          .21

Weighted-average shares (diluted)   45,915       47,957

See accompanying notes to consolidated financial statements.


                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                   April 1,   December 31,
                                    1998         1997
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents         $   398          289
 Receivables                         2,906        2,756
 Inventories                         4,464        4,294
 Deferred income taxes               3,629        3,629
 Other current assets                  988        1,121
  Total current assets              12,385       12,089

Property and equipment:
 Land and improvements             110,180      108,397
 Buildings                         298,049      291,408
 Equipment                         185,641      182,524
 Construction in progress           33,905       35,407
                                   627,775      617,736
   Less accumulated depreciation   143,668      137,204
  Net property and equipment       484,107      480,532
Other assets                         2,914        2,933
                                  $499,406      495,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                      37,800       28,300
 Accounts payable                   10,272        9,330
 Income taxes payable                5,223          600
 Accrued liabilities                26,058       26,622
  Total current liabilities         79,353       64,852

Long-term debt                      93,000       93,000
Deferred income taxes               20,693       20,641
  Total liabilities                193,046      178,493

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 44,513,000 shares  in
 1998 and 46,978,000 shares
 in 1997                            44,513       46,978
 Additional paid-in capital              -          457
 Retained earnings                 261,847      269,626
  Total shareholders' equity       306,360      317,061
Commitments
                                  $499,406      495,554

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                    Three Months Ended
                                   April 1,        April 2,
                                    1998         1997
Cash flows from operating activities:
 Net earnings                      $ 9,182       10,087
 Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
   Depreciation and amortization     6,855        6,798
   Gain on sale of property
     and equipment                    (109)         (13)
   Decrease (increase) in:
     Receivables                      (150)         (76)
     Inventories                      (170)        (323)
     Other current assets             (256)        (435)
     Other assets                       17           28
   Increase (decrease) in:
     Accounts payable                  942       (4,446)
     Income taxes payable            4,623        5,048
     Accrued liabilities             (564)         (903)
     Deferred income taxes              52           57

Net cash provided by operating
   activities                       20,422       15,822

Cash flows from investing activities:
  Proceeds from sale of property
     and equipment                     199        1,867
 Capital expenditures              (10,129)     (15,669)

Net cash used in investing
   activities                       (9,930)     (13,802)

Cash flows from financing activities:
 Net proceeds from notes payable     9,500       10,000
 Proceeds from issuance of
   common stock                        104          223
 Purchases of common stock         (19,987)     (12,475)

Net cash used in financing
   activities                      (10,383)      (2,252)
Increase (decrease) in cash
  and cash equivalents                 109         (232)

Cash and cash equivalents -
  beginning of period                  289          746

Cash and cash equivalents -
 end of period                   $     398          514

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         (In thousands)

          I.  For the Three Months ended April 1, 1998
                           (Unaudited)

                            $1 Par Value   Additional
                                Common      Paid-In   Retained
                                Stock       Capital   Earnings   Total

Balances at December 31, 1997  $  46,978      457     269,626  317,061

  Net earnings                      -           -       9,182    9,182
  Issuance of common stock
   under Stock Option Plans           24       80        -         104
  Purchases of common stock       (2,489)    (537)    (16,961) (19,987)

Balances at April 1, 1998      $  44,513        -     261,847  306,360


          II.  For the Three Months ended April 2, 1997
                           (Unaudited)

                          $1 Par Value Additional
                               Common   Paid-In   Retained
                               Stock    Capital   Earnings   Total

Balances at January 1, 1997   $ 49,031      121   244,824   293,976

  Net earnings                      -         -    10,087    10,087
  Issuance of common stock
   under Stock Option Plans         37      186      -          223
  Purchases of common stock     (1,660)    (307)  (10,508)  (12,475)

Balances at April 2, 1997     $ 47,408        -   244,403   291,811

See accompanying notes to consolidated financial statements.

        RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 1, 1998
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 274 Company-owned and 25 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended April 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended April 1, 1998 versus April 2, 1997

Restaurant sales during the first quarter of 1998 increased by 4.6% over the comparable quarter of 1997 with substantially all of the growth resulting from the 3.8% unit growth of Company-owned restaurants, which totaled 274 at April 1, 1998 and 260 at April 2, 1997. Same-store sales at the Company's Ryan's restaurants, or average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year, increased 0.5% during the quarter compared to a 1.2% increase during the first quarter of 1997.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 85.9% during the first quarter of 1998 compared to 84.5% in 1997. Food and beverage costs increased to 40.0% of sales in 1998 from 39.7% in 1997 due principally to upgraded dessert selections and higher produce prices. Payroll and benefits increased to 29.6% of sales in 1998 compared to 28.2% of sales in 1997 due to higher hourly wages (up 0.4% of sales) and increased claims under the Company's self-insured team member medical insurance plan (up 0.8% of sales). The higher medical claims resulted from an increase in both the number and average cost of claims paid during the first quarter of 1998 compared to the comparable quarter in 1987. All other operating costs, including depreciation and amortization of pre-opening costs, decreased to 16.3% of sales in 1998 compared to 16.6% in 1997 due principally to lower amortization and utilities expense partially offset by higher repairs and maintenance costs. Based on these factors, the Company's operating margin at the restaurant level decreased to 14.1% of sales in the first quarter of 1998 from 15.5% in 1997.

General and administrative expenses increased to 4.4% of sales in 1998 compared to 4.3% in 1997. Total media advertising costs for the first quarter of 1998 were minimal, but are expected to approximate 1997's level of 0.3% of sales by the end of the year. The actual extent of the Company's advertising program during the remainder of 1998 depends on a number of factors, including sales trends at restaurants receiving media support, the Company's overall financial results and the availability of reasonably priced media.

Interest expense decreased by $59,000 to 0.9% of sales in 1998 compared to 1.0% in 1997 due to less outstanding debt during most of the quarter. Near quarter-end, a large purchase of common stock (see "Liquidity and Capital Resources") increased total debt to $130.8 million at April 1, 1998 compared to $121.3 million at December 31, 1997. The effective average interest rate during the first quarter was 6.2% in 1998 compared to 5.9% in 1997.

Franchise revenues for the first quarter of 1998 decreased to 0.2% of sales from 0.3% of sales in 1997 due to lower average unit sales at franchised restaurants and the payoff of a long-term note receivable from the Company's sole franchisee, Family Steak Houses of Florida, Inc. ("Family"), during the first quarter of 1997. Both principal and interest payments from this note had consistently been recognized as income on a cash basis in the Company's consolidated financial statements. There were 25 franchised Ryan's at both April 1, 1998 and April 2, 1997. In March 1998, Family announced that it had retained an investment banker to assist Family in identifying and evaluating strategic alternatives to enhance shareholder value. These alternatives could include a sale of assets, which could result in the termination of the Company's franchise agreement with Family and the related royalty and license fees. The Company does not intend to pursue new franchisees. Accordingly, the continued receipt by the Company of revenues from Family depends upon the resolution of Family's strategic review of its business.

Effective income tax rates of 36.1% and 36.7% were used  for
the  first  quarters  of 1998 and 1997,  respectively.   The
lower rate in 1998 resulted from the benefit of various tax-planning strategies implemented in prior years.

Net earnings for the first quarter of 1998 amounted to $9.2 million in 1998 compared to $10.1 million in 1997. Diluted earnings per share amounted to 20 cents in 1998 and 21 cents in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At April 1, 1998, the Company's working capital was a $67.0 million deficit compared to a $52.8 million deficit at December 31, 1997. Included in these amounts are notes payable of $37.8 million and $28.3 million at April 1, 1998 and December 31, 1997, respectively, under bank lines of credit (see fourth succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $20.4 million for the three months ended April 1, 1998 and $64.6 million for the year ended December 31, 1997.

Total capital expenditures for the first three months of 1998 amounted to $10.1 million. The Company opened 4 new Ryan's restaurants during the first three months of 1998 and plans to open 7 additional Ryan's during the remainder of the year for a total of 11 new restaurants. The Company also plans to relocate 4 Ryan's during 1998. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. Total capital expenditures for 1998 are estimated at $55 million. Expansion of Company-owned restaurants will occur in states either within or contiguous to the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The  Company's operating strategies are consistent with  its
Focus 2000 plan, which was announced in November 1996.   The
key elements of the plan are as follows:

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

In March 1996, management announced its intention to repurchase an aggregate 6.4 million shares of the Company's common stock through December 1998. In connection with the Focus 2000 plan, the repurchase authorization was later raised to 10.0 million shares in November 1996. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first three months of 1998, approximately 2.5 million shares had been purchased at an aggregate cost of $20.0 million. Cumulative purchases from March 1996 through April 1, 1998 amounted to approximately 9.4 million shares, or 18% of total shares available at the beginning of the repurchase program, at an aggregate cost of $76.3 million. Management intends to proceed with the repurchase program during 1998, subject to the continued availability of capital and the other factors described in "Forward-Looking Information" (see "Subsequent Event").

The extent of the Company's external funding requirements for 1998 will depend significantly upon the level of stock repurchase transactions during the remainder of the year. If no further stock is repurchased, management currently estimates that its additional external funding requirements will be minimal. Based on current target debt levels, a maximum repurchase scenario would require approximately $35 million of additional borrowings. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $110 million at various short-term rates of which $37.8 million was utilized at April 1, 1998.

The term loan agreement contains, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. At April 1, 1998, the Company exceeded the most restrictive minimum net worth covenant by approximately $44.1 million.

Management believes that its current capital structure is sufficient to meet the Company's 1998 financing requirements, but intends to continue monitoring the credit and interest rate environments and may enter into new credit agreements or future interest rate hedging transactions if deemed advantageous.

IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A number of the Company's restaurant employees are paid at the minimum wage and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. In September 1997, previously enacted legislation increased the Federal minimum wage from $4.75 per hour to $5.15. The $2.13 rate for servers was not changed. Although no additional increases have been legislated, the possibility is mentioned frequently in various political discussions.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing increased costs on to its
customers.   Annual  menu price increases have  consistently
ranged from 1% to 3%.

YEAR 2000 CONVERSION

The Company recognizes the need to ensure its operations will not be adversely impacted by software failures associated with programming incompatibilities with the year 2000 ("Y2K"). In 1997, the Company identified which systems were not currently Y2K-compliant and began researching conversion and replacement options. The current Y2K conversion plan provides for system replacements, enhancements and upgrades to be completed by late-1999. The total cost of the project is estimated not to exceed $1.0 million and will be funded through operating cash flows. Costs associated with the Y2K plan that represent significant functional or technology improvements will be capitalized. Other costs related principally to Y2K compatibility will be charged to expense as incurred. During 1998, management plans to substantially complete the conversion of the Company's principal financial systems. At April 1, 1998, conversion of the general ledger, accounts payable, payroll and benefits systems was in process.

SUBSEQUENT EVENT

On April 15, 1998, the Company announced that its Board of Directors authorized the repurchase of an additional ten million shares of common stock through December 31, 2000. This authorization increased the total number of shares authorized for repurchase to 20 million. As of May 14, 1998, the Company had purchased a total of 10.3 million shares since the inception of the stock repurchase program.

FORWARD-LOOKING INFORMATION

Statements in this discussion as to anticipated future performance and results constitute forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. In addition to those discussed herein, the factors that could cause the actual results to differ materially from such expectations include, but are not limited to, the following: general economic conditions; competitive factors; the Company's ability to open new restaurants or sell closed restaurants; food and labor supply costs; weather factors; interest rate changes; changes in the Company's common stock price; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ending December 31, 1997. The Company's ability to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's share repurchase program during 1998 and future years depends on the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Term Loan agreement, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

       None reportable.

Item 2. Changes in Securities.

       None.

Item 3. Defaults Upon Senior Securities.

       None.

Item 4. Submission of Matters to a Vote of Security Holders.

       None reportable.

Item 5. Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K.

       (a)None.
       (b)On January 6, 1998, the Company filed a report on Form 8-K regarding sales information for December 1997.
          On  February 9, 1998, the Company filed  a  report
           on  Form  8-K  regarding  sales  information  for
           January 1998.
          On  March  9, 1998, the Company filed a report  on
           Form   8-K   regarding  sales   information   for
           February 1998.
          On April 6, 1998, the Company filed a report on Form 8-K regarding sales information for March 1998.
          On May 12, 1998, the Company filed a report on Form 8-K regarding sales information for April 1998.



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




May 15, 1998             /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
Executive Officer




May 15, 1998             /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
                           Treasurer




May 15, 1998             /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller