Form 10-Q
period 1998-07-01
RYANS FAMILY STEAKHOUSES INC
filed 1998-08-17
CIK 355622

14




                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended July 1, 1998

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

The number of shares outstanding of each of the registrant's classes of common stock as of July 1, 1998:

       41,677,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Quarter Ended
                                   July 1,         July 2,
                                    1998         1997

Restaurant sales                   $167,496     157,199

Operating expenses:
 Food and beverage                  65,203       61,893
 Payroll and benefits               48,296       43,872
 Depreciation and amortization       6,666        6,596
 Other operating expenses           20,020       18,347
     Total operating expenses      140,185      130,708

General and administrative expenses  7,626        7,320
Interest expense                     1,584        1,533
Revenues from franchised restaurants  (294)        (305)
Other income, net                     (333)        (314)
Earnings before income taxes        18,728       18,257
Income taxes                         6,761        6,716

     Net earnings                  $11,967       11,541

Net earnings per common share:
 Basic                             $   .28          .24
 Diluted                               .27          .24

Weighted-average shares:
 Basic                              43,400       47,388
 Diluted                            44,087       47,911

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                     Six Months Ended
                                   July 1,         July 2,
                                    1998         1997

Restaurant sales                   $320,682     303,601

Operating expenses:
 Food and beverage                 126,495      120,059
 Payroll and benefits               93,711       85,130
 Depreciation and amortization      13,197       13,018
 Other operating expenses           38,377       36,198
     Total operating expenses      271,780      254,405

General and administrative expenses 14,349       13,562
Interest expense                     3,037        3,045
Revenues from franchised restaurants  (572)        (755)
Other income, net                   (1,008)        (841)
Earnings before income taxes        33,096       34,185
Income taxes                        11,947       12,557


     Net earnings                  $21,149       21,628

Net earnings per common share:
 Basic                             $   .48          .45
 Diluted                               .47          .45

Weighted-average shares:
 Basic                              44,522       47,535
 Diluted                            45,001       47,934

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                   July 1,         December 31,
                                    1998         1997
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents         $   533          289
 Receivables                         2,846        2,756
 Inventories                         4,314        4,294
 Deferred income taxes               3,629        3,629
 Other current assets                1,636        1,121
  Total current assets              12,958       12,089

Property and equipment:
 Land and improvements             112,323      108,397
 Buildings                         302,615      291,408
 Equipment                         188,894      182,524
 Construction in progress           34,378       35,407
                                   638,210      617,736
  Less accumulated depreciation    150,288      137,204
  Net property and equipment       487,922      480,532
Other assets                         2,888        2,933
                                   $503,768     495,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                      57,700       28,300
 Accounts payable                   10,901        9,330
 Income taxes payable                1,791          600
 Accrued liabilities                30,487       26,622
  Total current liabilities        100,879       64,852

Long-term debt                      93,000       93,000
Deferred income taxes               20,760       20,641
  Total liabilities                214,639      178,493

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 41,677,000 shares in 1998
 and 46,978,000 shares in 1997      41,677       46,978
 Additional paid-in capital         -               457
 Retained earnings                 247,452      269,626
  Total shareholders' equity       289,129      317,061
Commitments
                                   $503,768     495,554

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                     Six Months Ended
                                   July 1,         July 2,
                                    1998         1997
Cash flows from operating activities:
 Net earnings                      $21,149       21,628
 Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
   Depreciation and amortization    13,856       13,739
   Gain on sale of property
      and equipment                   (125)        (34)
   Decrease (increase) in:
     Receivables                      (90)        (425)
     Inventories                      (20)        (161)
     Other current assets          (1,283)      (1,343)
     Other assets                       41           58
   Increase (decrease) in:
     Accounts payable                1,571      (6,789)
     Income taxes payable            1,191        1,613
     Accrued liabilities             3,865        1,361
     Deferred income taxes             119          124

Net cash provided by operating
    activities                      40,274       29,771

Cash flows from investing activities:
   Proceeds from sale of property
     and equipment                     362       4,269
 Capital expenditures              (20,711)    (25,438)

Net cash used in investing
   activities                      (20,349)    (21,169)

Cash flows from financing activities:
 Net proceeds from notes payable    29,400        5,000
 Proceeds from issuance of
     common stock                    1,534          991
 Purchases of common stock         (50,615)     (14,587)

Net cash used in financing
   activities                      (19,681)      (8,596)

Increase in cash and cash equivalents  244            6

Cash and cash equivalents
   - beginning of period               289          746

Cash and cash equivalents
   - end of period               $     533          752

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         (In thousands)

            I.  For the Six Months ended July 1, 1998
                           (Unaudited)

                            $1 Par Value Additional
                               Common   Paid-In   Retained
                               Stock    Capital   Earnings   Total

Balances at December 31, 1997 $  46,978       457   269,626   317,061

  Net earnings                     -          -      21,149    21,149
  Issuance of common stock
   under Stock Option Plans         171     1,363       -       1,534
  Purchases of common stock      (5,472)   (1,820)   (43,323) (50,615)

Balances at July 1, 1998     $   41,677       -      247,452  289,129

           II.  For the Six months ended July 2, 1997
                           (Unaudited)

                        $1 Par Value  Additional
                             Common   Paid-In   Retained
                              Stock   Capital   Earnings   Total

Balances at January 1, 1997  $  49,031    121  244,824   293,976

  Net earnings                    -         -   21,628    21,628
  Issuance of common stock
   under Stock Option Plans        174    817      -         991
  Purchases of common stock     (1,915)  (938) (11,734)  (14,587)

Balances at July 2, 1997     $  47,290      -  254,718   302,008

See accompanying notes to consolidated financial statements.


                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 1, 1998
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 278 Company-owned and 26 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended July 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

Note 3.  New Accounting Pronouncement

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." This SOP requires that the costs of start-up activities, or one-time activities that relate to the opening of a new facility, be expensed as incurred instead of being capitalized. The Company incurs such costs when opening a new restaurant and currently amortizes these pre-opening costs over the first 52 weeks of a restaurant's operations. This SOP must be implemented by no later than the first quarter of 1999 at which time the write-off of any unamortized pre-opening costs will be reported as the cumulative effect of a change in accounting principle. Management estimates that, when implemented, the related write-off will impact the Company's financial results by approximately one cent per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended July 1, 1998 versus July 2, 1997

Restaurant sales during the second quarter of 1998 increased by 6.6% over the comparable quarter of 1997. The sales growth resulted from the 4.6% unit growth of Company-owned restaurants, which totaled 278 at July 1, 1998 and 266 at July 2, 1997, and from a 1.8% increase in same-store sales at the Company's Ryan's restaurants. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. The second quarter's same-store sales increase compares favorably with the 1.2% decrease experienced during the second quarter of 1997.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 83.7% during the second quarter of 1998 compared to 83.1% in 1997. Food and beverage costs decreased to 38.9% of sales in 1998 from 39.4% in 1997 due to improved store-level controls and lower pork and coffee prices. Payroll and benefits increased to 28.8% of sales in 1998 compared to 27.9% of sales in 1997 due principally to increased store manager compensation and higher hourly labor costs. All other operating costs, including depreciation and amortization charges, increased to 16.0% of sales in 1998 from 15.8% in 1997 due principally to increased store closing charges related to current year store relocations (see "Liquidity and Capital Resources"). Based on these factors, the Company's operating margin at the restaurant level decreased to 16.3% of sales in the second quarter of 1998 from 16.9% in 1997.

General and administrative expenses decreased to 4.6% of sales in 1998 compared to 4.7% in 1997, resulting principally from slightly lower media advertising costs in 1998. Annual advertising costs for 1998 are expected to approximate 1997's level of 0.3% of sales. The actual extent of the Company's advertising program during the remainder of 1998 depends on a number of factors, including sales trends at restaurants receiving media support, the Company's overall financial results and the availability of reasonably priced media.

Interest expense for the second quarters of 1998 and 1997 amounted to 0.9% and 1.0% of sales, respectively. Due to the Company's stock repurchase program (see "Liquidity and Capital Resources"), total debt increased to $150.7 million at July 1, 1998 compared to $121.3 million at December 31, 1997. The effective average interest rate was 6.1% during the second quarters of both 1998 and 1997.

Franchise revenues for the second quarters of both 1998 and 1997 amounted to 0.2% of sales. There were 26 franchised Ryan's at July 1, 1998 compared to 25 at July 2, 1997. In March 1998, the Company's sole franchisee, Family Steak Houses of Florida, Inc. ("Family"), announced that it had retained an investment banker to assist Family in identifying and evaluating strategic alternatives to enhance shareholder value. These alternatives could include a sale of assets, which could result in the termination of the Company's franchise agreement with Family and the related royalty and license fees. The Company does not intend to pursue new franchisees. Accordingly, the continued receipt by the Company of revenues from Family depends upon the resolution of Family's strategic review of its business.

Effective income tax rates of 36.1% and 36.8% were used  for
the  second  quarters of 1998 and 1997,  respectively.   The
lower rate in 1998 resulted from the benefit of various tax-planning strategies implemented in prior years.

Net earnings for the second quarter of 1998 amounted to $12.0 million in 1998 compared to $11.5 million in 1997. Due to an 8% reduction in weighted-average diluted shares resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 12.5% to 27 cents in 1998 compared to 24 cents in 1997.

Six months ended July 1, 1998 versus July 2, 1997

For the six months ended July 1, 1998, restaurant sales were up 5.6% compared to the same period in 1997, principally due to the 4.8% average unit growth of Company-owned restaurants. Same-store sales increased 1.2% for the first six months of 1998 compared to flat levels in 1997.

Six-month costs and expenses as detailed above were 84.8% and 83.8% of sales for 1998 and 1997, respectively. During the first six months of 1998, costs and expenses were most affected by increased payroll and benefits costs (up 1.2% of sales) resulting from higher hourly labor costs, increased store manager compensation and higher health insurance claims costs. Food and beverage costs and depreciation and amortization charges provided some offsetting savings (down 0.1% and 0.2% of sales, respectively). Based on these factors, the Company's operating margin at the restaurant level decreased to 15.2% of sales for the first six months of 1998 compared to 16.2% in 1997.

General and administrative and interest expenses as well as franchise revenues and other income were essentially constant as a percent of sales for the first six months of 1998 when compared to the same period in 1997, both individually and in the aggregate.

Effective income tax rates of 36.1% and 36.7% were used  for
the  first  six months of 1998 and 1997, respectively.   The
lower rate in 1998 resulted from the benefit of various tax-planning strategies implemented in prior years.

Net earnings for the first six months of 1998 amounted to $21.1 million compared to $21.6 million in 1997. Due to a 6% reduction in weighted-average diluted shares resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 4.2% to 47 cents in 1998 compared to 45 cents in 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At July 1, 1998, the Company's working capital was a $87.9 million deficit compared to a $52.8 million deficit at December 31, 1997. Included in these amounts are notes payable of $57.7 million and $28.3 million at July 1, 1998 and December 31, 1997, respectively, under bank lines of credit (see fourth succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $40.3 million for the six months ended July 1, 1998 and $64.6 million for the year ended December 31, 1997.

Total capital expenditures for the first six months of 1998 amounted to $20.7 million. The Company opened 8 new Ryan's restaurants during the first six months of 1998 and plans to open 3 additional Ryan's during the remainder of the year for a total of 11 new restaurants. The Company also relocated 1 Ryan's restaurant during the second quarter and plans to relocate 3 additional restaurants during 1998. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. Total capital expenditures for 1998 are estimated at $50 million. Expansion of Company-owned restaurants will occur in states either within or contiguous to the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The Company's current operating strategies are consistent with its Focus 2000 plan, which was announced in November
1996.  The key elements of the plan are as follows:

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

In March 1996, management announced its intention to repurchase an aggregate 6.4 million shares of the Company's common stock through December 1998. Later, in connection with the November 1996 announcement of the Focus 2000 plan, the repurchase authorization was raised to 10.0 million shares. On April 15, 1998, the Company announced that its Board of Directors had authorized the repurchase of an additional ten million shares through December 31, 2000. Accordingly, the current stock repurchase authorization is set at 20 million shares. During the first six months of 1998, approximately 5.5 million shares had been purchased at an aggregate cost of $50.2 million. Cumulative purchases from March 1996 through July 1, 1998 amounted to approximately 12.4 million shares, or 23% of total shares available at the beginning of the repurchase program, at an aggregate cost of $106.5 million. Management intends to proceed with the repurchase program during 1998, subject to the continued availability of capital and the other factors described in "Forward-Looking Information". Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors.

The extent of the Company's external funding requirements for 1998 will depend significantly upon the level of stock repurchase transactions during the remainder of the year. If no further stock is repurchased, management currently estimates that its additional external funding requirements will be minimal. Based on current target debt levels, a maximum repurchase scenario would require approximately $35 million of additional borrowings during the last six months of 1998. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $95 million at various short-term rates of which $57.7 million was utilized at July 1, 1998.

The term loan agreement contains, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. At July 1, 1998, the Company exceeded the most restrictive minimum net worth covenant by approximately $19.5 million.

Management believes that its current capital structure is sufficient to meet the Company's 1998 financing requirements. However, management also recognizes that, if its stock repurchase plan objectives are to be accomplished, certain provisions in the term loan agreement must be revised and additional credit facilities will be necessary. Accordingly, discussions are underway with various financing sources to review various credit options. Management believes that these discussions are particularly timely in light of the current favorable long-term interest rate environment.

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

YEAR 2000 CONVERSION

The   Company  recognizes  the  need  to  ensure  that   its
operations will not be adversely impacted by software failures associated with programming incompatibilities with the year 2000 ("Y2K"). In 1997, the Company identified which systems were not Y2K-compliant and began researching conversion and replacement options. The current Y2K conversion plan provides for system replacements, enhancements and upgrades to be completed by late-1999. The total cost of the project is estimated not to exceed $1.0 million and will be funded through operating cash flows. Costs associated with the Y2K plan that represent significant functional or technology improvements will be capitalized. Other costs related principally to Y2K compatibility will be charged to expense as incurred.

The Company's Information Technology department is leading the Company's Y2K efforts. Reports on the Y2K remediation efforts are made periodically to the Company's senior management and quarterly to the Company's Board of Directors. At July 1, 1998, conversion of the general ledger, accounts payable, payroll and benefits systems was in process. Current plans call for these systems to be functional by October 1998 and fully on-line by December 1998. Although all critical systems have already been reviewed for Y2K-compliance, the Company is currently undergoing a supplemental review of its hardware, operating systems and applications (collectively referred to hereafter as "Computer Systems") that will determine the extent to which Computer Systems are Y2K-compliant. This review, which includes both corporate office and store-level Computer Systems, is expected to be completed by the end of 1998. Upgrades to critical store-level systems are scheduled to be completed during the first quarter of 1999, and the Company's principal food supplier has asserted that its systems will be fully Y2K-compliant by the end of 1998.

NEW ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." This SOP requires that the costs of start-up activities, or one-time activities that relate to the opening of a new facility, be expensed as incurred instead of being capitalized. The Company incurs such costs when opening a new restaurant and currently amortizes these pre-opening costs over the first 52 weeks of a restaurant's operations. This SOP must be implemented by no later than the first quarter of 1999 at which time the write-off of any unamortized pre-opening costs will be reported as the cumulative effect of a change in accounting principle. Management estimates that, when implemented, the related one-time write-off will impact the Company's financial results by approximately one cent per share.

FORWARD-LOOKING INFORMATION

Statements in this discussion as to anticipated future performance and results constitute forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. In addition to those discussed herein, the factors that could cause the actual results to differ materially from such expectations include, but are not limited to, the following: general economic conditions; competitive factors; the Company's ability to open new restaurants or sell closed restaurants; food and labor supply costs; weather factors; interest rate changes; changes in the Company's common stock price; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ending December 31, 1997. The Company's ability to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 1998 and future years depends on the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Term Loan agreement, and the maximum debt and stock repurchase levels authorized by the Company's Board of Directors.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None reportable.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None reportable.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) None.
          (b) On April 6,1998, the Company filed a report on Form 8-K regarding sales information for March 1998.
              On May 12, 1998, the Company filed a report on Form 8-K regarding sales information for April 1998.
              On June 5, 1998, the Company filed a report on Form 8-K regarding sales information for May 1998.
              On July 13, 1998, the Company filed a report on Form 8-K regarding sales information for June 1998.
              On August 10, 1998, the Company filed a report on Form 8-K regarding sales information for July 1998.


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




August 15, 1998             /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                           Executive Officer




August 15, 1998             /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
                           Treasurer




August 15, 1998             /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller