Form 10-Q
period 1998-09-30
RYANS FAMILY STEAKHOUSES INC
filed 1998-11-17
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter ended September 30, 1998

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

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998:

       40,051,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Quarter Ended
                             September 30,    October 1,
                                  1998           1997

Restaurant sales               $ 162,440        152,731

Operating expenses:
 Food and beverage                62,798         60,321
 Payroll and benefits             47,568         43,411
 Depreciation and amortization     6,747          6,735
 Other operating expenses         21,002         19,448
   Total operating expenses      138,115        129,915

General and administrative expenses7,467          6,856
Interest expense                   1,842          1,443
Revenues from franchised restaurants(296)         (269)
Other income, net                  (516)          (264)
Earnings before income taxes      15,828         15,050
Income taxes                       5,715          5,524

   Net earnings                $  10,113          9,526

Net earnings per common share:
 Basic                         $     .25            .20
 Diluted                             .24            .20

Weighted-average shares:
 Basic                            40,637         47,238
 Diluted                          41,476         47,772

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                     Nine Months Ended
                             September 30,    October 1,
                                  1998           1997

Restaurant sales               $ 483,122        456,332

Operating expenses:
 Food and beverage               189,293        180,380
 Payroll and benefits            141,279        128,541
 Depreciation and amortization    19,944         19,753
 Other operating expenses         59,379         55,646
   Total operating expenses      409,895        384,320

General and administrative expenses21,816        20,418
Interest expense                   4,879          4,488
Revenues from franchised restaurants(868)       (1,024)
Other income, net                (1,524)        (1,105)
Earnings before income taxes      48,924         49,235
Income taxes                      17,662         18,081

   Net earnings                $  31,262         31,154

Net earnings per common share:
 Basic                         $     .72            .66
 Diluted                             .71            .65

Weighted-average shares:
 Basic                            43,227         47,436
 Diluted                          43,826         47,880


See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                               September 30,  December 31,
                                  1998           1997

ASSETS                         (Unaudited)
Current assets:
 Cash and cash equivalents     $     577            289
 Receivables                       2,736          2,756
 Inventories                       4,401          4,294
 Deferred income taxes             3,629          3,629
 Other current assets              1,460          1,121
   Total current assets           12,803         12,089

Property and equipment:
 Land and improvements           114,424        108,397
 Buildings                       308,252        291,408
 Equipment                       191,418        182,524
 Construction in progress         31,701         35,407
                                 645,795        617,736
 Less accumulated depreciation   156,468        137,204
   Net property and equipment    489,327        480,532
Other assets                       2,923          2,933
                               $ 505,053        495,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                    66,400         28,300
 Current portion of long-term debt 5,813           -
 Accounts payable                  9,021          9,330
 Income taxes payable              5,139            600
 Accrued liabilities              30,460         26,622
   Total current liabilities     116,833         64,852

Long-term debt                    87,187         93,000
Deferred income taxes             20,818         20,641
   Total liabilities             224,838        178,493

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 40,051,000 shares in 1998
 and 46,978,000 shares in 1997    40,051         46,978
 Additional paid-in capital         -               457
 Retained earnings               240,164        269,626
   Total shareholders' equity    280,215        317,061
Commitments
                              $ 505,053        495,554

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                Nine Months Ended
                               September 30,  October 1,
                                  1998           1997

Cash flows from operating activities:
 Net earnings                    $31,262         31,154
 Adjustments to reconcile
 net earnings to net cash
 provided by operating
 activities:

Depreciation and amortization     20,940         20,851
Gain on sale of property
   and equipment                    (657)           (68)
   Decrease (increase) in:
     Receivables                      20           (394)
     Inventories                    (107)          (304)
     Other current assets         (1,462)        (1,471)
     Other assets                      4            (2)
   Increase (decrease) in:
     Accounts payable              (309)        (5,494)
     Income taxes payable          4,539          3,949
     Accrued liabilities           3,838          2,440
     Deferred income taxes           177            179

Net cash provided by operating
 activities                       58,245         50,840

Cash flows from investing
 activities:
 Proceeds from sale of property
 and equipment                     2,300          4,882
 Capital expenditures            (30,249)       (37,418)

Net cash used in investing
 activities                      (27,949)       (32,536)

Cash flows from financing
activities:
   Net proceeds from (repayment of)
   notes  payable                 38,100         (4,300)
 Proceeds from issuance of
  common stock                     2,485          1,220
 Purchases of common stock       (70,593)       (15,449)

Net cash used in financing
 activities                      (30,008)       (18,529)

Increase (decrease) in cash
   and cash equivalents              288           (225)

Cash and cash equivalents
 -  beginning  of  period            289            746

Cash and cash equivalents
  -  end  of  period         $       577            521

See accompanying notes to consolidated financial statements.


                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         (In thousands)

        I.  For the Nine Months ended September 30, 1998
                           (Unaudited)

                            $1 Par Value Additional
                                 Common   Paid-In   Retained
                                 Stock    Capital   Earnings   Total

Balances at December 31, 1997  $    46,978    457  269,626   317,061
  Net earnings                        -         -   31,262    31,262
  Issuance of common stock
   under Stock Option Plans            308   2,177    -        2,485

  Purchases of common stock         (7,235) (2,634) (60,724) (70,593)

Balances at September 30, 1998  $   40,051      -   240,164  280,215



         II.  For the Nine Months ended October 1, 1997
                           (Unaudited)

                            $1 Par Value  Additional
                                  Common   Paid-In    Retained
                                   Stock    Capital   Earnings   Total

Balances at January 1, 1997   $    49,031    121      244,824   293,976

  Net earnings                       -         -       31,154    31,154
  Issuance of common stock
   under Stock Option Plans           210   1,010       -         1,220

  Purchases of common stock        (2,015) (1,016)   (12,418)   (15,449)

Balances at October 1, 1997   $    47,226     115    263,560    310,901

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998
                           (Unaudited)

Note 1.  Description of Business
Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 277 Company-owned and 26 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended September 30, 1998 versus October 1, 1997

Restaurant sales during the third quarter of 1998 increased by 6.4% over the comparable quarter of 1997. The sales growth resulted from the 3.4% unit growth of Company-owned restaurants, which totaled 277 at September 30, 1998 and 268 at October 1, 1997, and from a 2.8% increase in same-store sales. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. The third quarter's same-store sales increase compares favorably with the 2.0% decrease experienced during the third quarter of 1997.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 85.0% during the third quarter of 1998 compared to 85.1% in 1997. Food and beverage costs decreased to 38.7% of sales in 1998 from 39.5% in 1997 due to improved store-level controls and lower beef, produce and coffee prices. Payroll and benefits increased to 29.3% of sales in 1998 compared to 28.4% of sales in 1997 due principally to higher compensation costs of both store management and hourly personnel as well as from increased health insurance claims costs. All other operating costs, including depreciation and amortization charges, remained at 17.1% of sales in 1998 and 1997. Based on these factors, the Company's operating margin at the restaurant level increased to 15.0% of sales in the third quarter of 1998 from 14.9% in 1997.

General and administrative expenses increased to 4.6% of sales in 1998 compared to 4.5% in 1997, resulting principally from higher media advertising costs in 1998. Annual advertising costs for 1998 are expected to approximate 1997's level of 0.3% of sales. The actual extent of the Company's advertising program during the remainder of 1998 depends on a number of factors, including sales trends at restaurants receiving media support, the Company's overall financial results and the availability of reasonably priced media.

Interest expense for the third quarters of 1998 and 1997 amounted to 1.1% and 0.9% of sales, respectively. Due to the Company's stock repurchase program (see "Liquidity and Capital Resources"), total debt increased to $159.4 million at September 30, 1998 compared to $121.3 million at December 31, 1997. The effective average interest rate was 6.1% during the third quarter of 1998 compared to 6.2% in 1997.

Franchise revenues for the third quarters of both 1998 and 1997 amounted to 0.2% of sales. There were 26 franchised Ryan's at September 30, 1998 compared to 25 at October 1, 1997. In March 1998, the Company's sole franchisee, Family Steak Houses of Florida, Inc. ("Family"), announced that it had retained an investment banker to assist Family in identifying and evaluating strategic alternatives to enhance shareholder value. These alternatives could include a sale of assets, which could result in the termination of the Company's franchise agreement with Family and the related royalty and license fees. The Company does not intend to pursue new franchisees. Accordingly, the continued receipt by the Company of revenues from Family depends upon the resolution of Family's strategic review of its business.

Other income increased to 0.3% of sales in 1998 from 0.2% in 1997 due primarily to a gain on the sale of warehouse property.

Effective income tax rates of 36.1% and 36.7% were used  for
the  third  quarters  of 1998 and 1997,  respectively.   The
lower rate in 1998 resulted from the benefit of various tax-planning strategies implemented in prior years.

Net earnings for the third quarter of 1998 amounted to $10.1 million in 1998 compared to $9.5 million in 1997. Due to a 13% reduction in weighted-average diluted shares resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 20% to 24 cents in 1998 compared to 20 cents in 1997.

Nine months ended September 30, 1998 versus October 1, 1997

For  the  nine  months ended September 30, 1998,  restaurant sales  increased by 5.9% over the comparable period of  1997 due to 4.4% average unit growth of Company-owned restaurants and a 1.7% increase in same-store sales.

Nine-month costs and expenses as detailed above were 84.8% and 84.2% of sales for 1998 and 1997, respectively. During the first nine months of 1998, costs and expenses were most affected by increased payroll and benefits costs (up 1.1% of sales) due to the same factors described in the quarterly discussion. Decreases in food and beverage costs and depreciation and amortization charges provided some offsetting savings (down 0.3% and 0.2% of sales, respectively). Based on these factors, the Company's operating margin at the restaurant level decreased to 15.2% of sales for the first nine months of 1998 compared to 15.8% in 1997.

General and administrative and interest expenses as well as franchise revenues were essentially constant as a percent of sales for the first nine months of 1998 when compared to the same period in 1997, both individually and in the aggregate.

Effective income tax rates of 36.1% and 36.7% were used  for
the  first nine months of 1998 and 1997, respectively.   The
lower rate in 1998 resulted from the benefit of various tax-planning strategies implemented in prior years.

Net earnings for the first nine months of 1998 amounted to $31.3 million compared to $31.2 million in 1997. Due to a 9% reduction in weighted-average diluted shares resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 10% to 71 cents in 1998 compared to 65 cents in 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At September 30, 1998, the Company's working capital was a $104.0 million deficit compared to a $52.8 million deficit at December 31, 1997. Included in these amounts are notes payable of $66.4 million and $28.3 million at September 30, 1998 and December 31, 1997, respectively, under bank lines of credit (see fourth succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $58.2 million for the nine months ended September 30, 1998 and $64.6 million for the year ended December 31, 1997.

Total capital expenditures for the first nine months of 1998 amounted to $30.2 million. The Company opened 9 new Ryan's restaurants during the first nine months of 1998 and plans to open 2 additional Ryan's during the remainder of the year for a total of 11 new restaurants. The Company also relocated 2 restaurants during the first nine months of 1998 and plans to relocate 2 additional restaurants in the fourth quarter for a total of 4 relocations for the year. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. Total capital expenditures for 1998 are estimated at $50 million. Expansion of Company-owned restaurants will occur in states either within or contiguous to the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

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

In March 1996, management announced its intention to repurchase an aggregate 6.4 million shares of the Company's common stock through December 1998. Later, in connection with the November 1996 announcement of the Focus 2000 plan, the repurchase authorization was raised to 10.0 million shares. On April 15, 1998, the Company announced that its Board of Directors had authorized the repurchase of an additional ten million shares through December 31, 2000. Accordingly, the current stock repurchase authorization is set at 20 million shares. During the first nine months of 1998, approximately 7.2 million shares had been purchased at an aggregate cost of $70.2 million. Cumulative purchases from March 1996 through September 30, 1998 amounted to approximately 14.1 million shares, or 26% of total shares available at the beginning of the repurchase program, at an aggregate cost of $126.5 million. Management intends to proceed with the repurchase program during 1998, subject to the continued availability of capital and the other factors described in "Forward-Looking Information". Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors.

The extent of the Company's external funding requirements for 1998 will depend significantly upon the level of stock repurchase transactions during the remainder of the year. If no further stock is repurchased, management currently estimates that its additional external funding requirements will be minimal. Based on current target debt levels, a maximum repurchase scenario would require approximately $11 million of additional borrowings during the last three months of 1998. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $115 million at various short-term rates of which $66.4 million was utilized at September 30, 1998.

The term loan agreement contains, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. In October 1998, an amendment to the term loan agreement increased the maximum permitted debt-to-total capitalization ratio to 45% and set a fixed minimum net worth requirement of $255 million. At September 30, 1998, the Company exceeded the agreement's most restrictive minimum net worth covenant (as amended) by approximately $25.2 million.

Management believes that its current capital structure is sufficient to meet the Company's 1998 financing requirements. Based upon current stock repurchase plan objectives, the financial covenants in the term loan agreement should not conflict with estimated financial results through 2000. However, additional credit facilities will be necessary. Accordingly, discussions are underway with various financing sources to review various credit options.

IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A number of the Company's restaurant team members are paid at the minimum wage and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. In September 1997, previously enacted legislation increased the Federal minimum wage from $4.75 per hour to $5.15. The $2.13 rate for servers was not changed. Although no additional increases have been legislated, the possibility is mentioned frequently in various political discussions.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing increased costs on to its customers. Menu price increases have averaged 3.0% for the twelve-month period ended September 30, 1998.

YEAR 2000 CONVERSION

The   Company  recognizes  the  need  to  ensure  that   its
operations will not be adversely impacted by software failures associated with programming incompatibilities with the year 2000 ("Y2K"). In 1997, the Company identified which systems were not Y2K-compliant and began researching conversion and replacement options. The current Y2K conversion plan provides for system replacements, enhancements and upgrades to be completed by late-1999. The total cost of the project is estimated to not exceed $1.0 million and will be funded through operating cash flows. Costs associated with the Y2K plan that represent significant functional or technology improvements will be capitalized. Other costs related principally to Y2K compatibility will be charged to expense as incurred.

The Company's Information Technology department is leading the Company's Y2K efforts. Reports on the Y2K remediation efforts are made periodically to the Company's senior management and quarterly to the Company's Board of Directors. At September 30, 1998, conversion of the general ledger, accounts payable, payroll and benefits systems was in process. Current plans call for these systems to be functional and fully on-line by December 1998. Although all critical systems have already been reviewed for Y2K-compliance, the Company is currently undergoing a supplemental third-party review of its hardware, operating systems and applications (collectively referred to hereafter as "Computer Systems") that will determine the extent to which Computer Systems are Y2K-compliant. This fieldwork phase of this review, which includes both corporate office and store-level Computer Systems, has been completed. The report is currently under study, and an action plan to address the deficiencies noted therein is expected to be completed by the end of 1998. Upgrades to critical store-level systems are scheduled to be completed during the first and second quarters of 1999, and the Company's principal food supplier has asserted that its systems will be fully Y2K-compliant by the end of 1998.

FORWARD-LOOKING INFORMATION

Statements  in  this  discussion as  to  anticipated  future
performance    and    results   constitute   forward-looking
statements that involve risks and uncertainties, and actual results could differ materially from these expectations. In addition to those discussed herein, the factors that could cause the actual results to differ materially from such expectations include, but are not limited to, the following:
general   economic  conditions;  competitive  factors;   the
Company's ability to open new restaurants or sell closed restaurants; food and labor supply costs; weather factors; interest rate changes; changes in the Company's common stock price; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on  Form 10-K for the fiscal year ending December 31,  1997.
The Company's ability to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members,
and  the  availability of reasonably  priced  capital.   The
extent of the Company's stock repurchase program during 1998 and future years depends on the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the
Term   Loan  agreement,  and  the  maximum  debt  and  stock
repurchase levels authorized by the Company's Board of Directors. Factors that could result in the Company not being Y2K-compliant by January 1, 2000 include, but are not limited to, the following: failure to detect Y2K system or programming incompatibilities in existing systems or software; other pro gramming incompatibilities related to purchased or internally-developed software; non-delivery of Y2K-compliant solutions from developers of purchased software; and the inability to engage or retain adequate personnel, either internal or external, to correct Y2K system and programming issues.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

       None reportable.

Item 2. Changes in Securities.

       None.

Item 3. Defaults Upon Senior Securities.

       None.

Item 4. Submission of Matters to a Vote of Security Holders.

       None reportable.

Item 5. Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K.

       (a)None.
       (b)On July 13, 1998, the Company filed a report on Form 8-K regarding sales information for June 1998.
          On August 10, 1998, the Company filed a report on Form 8-K regarding sales information for July 1998.
          On September 8, 1998, the Company filed a report on Form 8-K regarding sales information for August 1998.
          On October 5, 1998, the Company filed a report on Form 8-K regarding sales information for September 1998.
          On November 12, 1998, the Company filed a report on Form 8-K regarding sales information for October 1998.


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




November 15, 1998        /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
Executive Officer




November 15, 1998        /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
                         Treasurer




November 15, 1998        /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller