Form 10-K
period 1998-12-30
RYANS FAMILY STEAKHOUSES INC
filed 1999-03-30
CIK 355622

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 1998
                                    or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO____

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

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of March 3, 1999, was $474,321,000.

   The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, was 39,320,326 at March 3, 1999.
                    DOCUMENTS INCORPORATED BY REFERENCE

    Incorporated Document                    Location in Form 10-K

Portions of 1998 Annual Report of Shareholders   Parts I and II
Portions of Proxy Statement dated March 30, 1999    Part III
                                PART I


ITEM 1.   BUSINESS.

General

  Ryan's Family Steak Houses, Inc., the Registrant (together with its subsidiaries referred to hereafter as the "Company"), is a South Carolina corporation that operates a chain of restaurants located principally in the southern and midwestern United States. At March 3, 1999, 280 Company-owned and 24 franchised Ryan's Family Steakhouse restaurants (restaurants using the Ryan's Family Steakhouse format are referred to hereafter as "Ryan's" or "Ryan's restaurant") were in operation. System-wide sales, which include sales by franchised restaurants, were approximately $675 million and $636 million in 1998 and 1997, respectively. Sales by Company-owned restaurants amounted to approximately $637 million in 1998 and $599 million in 1997. The Company, headquartered in Greer, South Carolina, was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982.

  The   following   table  indicates  the  number   of   Company-owned
restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ending December 30, 1998:
                            Restaurant          Total Open
                Year      Openings, Net        at Year-End
                1994             18                 212
                1995             19                 231
                1996             30                 261
                1997              9                 270
                1998             10                 280

Restaurant Operations

  General.   A  Ryan's  restaurant  is  a  family-oriented  restaurant
serving a wide variety of foods from its Mega Barr as well as traditional grilled entrees, such as charbroiled USDA Choice steaks, hamburgers, chicken and seafood. The Mega Barr includes fresh and pre-made salad items, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature
hot   and  fresh-from-the-oven  cookies,  brownies  and  other  bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All Ryan's also offer a variety of non-alcoholic beverages.
All  restaurants have their Mega Barsr in a scatter bar format.   This
format breaks the Mega Barr into five island bars for easier customer access and more food variety.

  Most Ryan's are open seven days a week. Some new restaurants are closed on Mondays for their first two to three months of operation. Typical hours of operation are 11:00 a.m. to 9:30 p.m. Sunday through Thursday and 11:00 a.m. to 10:30 p.m. Friday and Saturday. The average customer count per restaurant during 1998 was approximately 7,000 per week, and the average meal price (per person) was $6.44
(including beverage). Management believes that the average table turns over every 30 to 45 minutes.

  Each Company-owned Ryan's is located in a free-standing masonry building that may range in size from approximately 10,000 to 11,500 square feet. The interior of most restaurants contains two or three dining rooms, seating approximately 300 to 500 persons in total, an area where customers both order and pay for their meals and a kitchen. The focal points of the main dining room are the centrally located scatter bars (referred to in the restaurants as the Mega Barr) and bakery bar. The parking lots at the restaurants can vary in size, with available parking ranging from 125 to 200 cars.

  Restaurant Management and Supervision. The Company emphasizes standardized operating and control systems together with comprehensive recruiting and training programs in order to maintain food and service quality. In each Ryan's restaurant, the management team typically consists of a general manager or operating partner (see third succeeding paragraph); a manager; an assistant manager; and an associate manager. Management personnel begin employment at the manager trainee level and complete a formal five-week training program at the Company's management training center in Greer, South Carolina, prior to being placed in assistant manager positions.

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

  All regional directors, area supervisors, general managers, operating partners and managers participate in incentive bonus programs. Bonuses paid to general managers and managers are based on the monthly sales volume of their individual restaurant with deductions for excess spending in key expense items, such as food cost, payroll and cash shortages. The bonus program for area supervisors and regional directors is based principally upon same-store sales, profitability, "hidden shopper" (service feedback) scores and certain qualitative factors.

  In 1997, an Operating Partner Program was initiated in order to provide general managers with an additional career path and an opportunity to share in the profitability of their stores. After being selected and upon a $10,000 investment in Ryan's common stock, a general manager is promoted to Operating Partner and then shares in both the profit improvement and overall profitability of the restaurant. At December 30, 1998, Operating Partners were managing 102 restaurants. The Company's goal is to have approximately 150 Operating Partners in place by December 1999.

  Advertising. The Company has not relied extensively on advertising, expending less than one percent of restaurant sales during each of the years 1998, 1997, and 1996. In 1998, the Company ran advertising campaigns, consisting of both television and radio, in 13 markets covering 92 Ryan's. Newspaper ads and billboards were used in certain other markets. Management believes that the restaurant industry has become increasingly competitive over the past several years and that advertising will become an important factor in the development and retention of market share. Based on current budgets, media campaigns are planned in 1999 for markets covering approximately 50% of all Company-owned Ryan's. Local store marketing will be used in certain smaller markets

Expansion of Company-Owned Restaurants

  General. At March 3, 1999, the Company owned and operated 280 Ryan's restaurants. During the remainder of 1999, 9 additional Ryan's are scheduled to open, resulting in 10 new Company-owned Ryan's in
1999. Target sites for these new restaurants are spread throughout the Company's current 22-state operating area. The Company also plans to relocate 6 restaurants during 1999. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. The following table summarizes the Company's openings, closings and relocations during 1998, 1997 and 1996:

                                   1998      1997      1996

          Beginning of year          270       261       231
          New restaurants             11        15        30
          Relocations - opened         4         1         -
          Closings                     -       (6)         -
          Relocations - closed       (5)       (1)         -
          End of year                280       270       261

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

  Construction. The Company presently acts as the general contractor in the construction of substantially all of its restaurants. Occasionally when determined to be cost beneficial, the Company engages non-affiliated general contractors to construct restaurants on a lump-sum contract basis. The Company requires performance and payment bonds on certain building and site work contracts, depending on the size and reputation of, as well as Company history with, the contractor. The Company closely supervises and monitors the progress of all construction projects. New restaurants are generally completed approximately three to four months from the commencement of construction. The average cost of a new Ryan's (land, building and equipment) constructed in 1998 was approximately $2.3 million.

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

  The following table indicates the number of franchised restaurants opened each year, net of closings, and the total number of franchised restaurants open at each year-end during the 5-year period ending December 30, 1998:
                                Net
                            Restaurants          Total Open
                Year      Opened (Closed)       at Year-End

               1994            (4)                  30
               1995            (4)                  26
               1996            (1)                  25
               1997              -                  25
               1998              1                  26

  At December 30, 1998, the Company's sole franchise agreement was with Family Steak Houses of Florida, Inc. ("Family") which, at that date, operated 26 Ryan's in central and northern Florida. The present franchise agreement expires in 2010 with a 10-year renewal option. The agreement provides that the Company will furnish Family all the necessary information to construct, equip, manage and operate a restaurant under the Ryan's Family Steakhouse name or derivative thereof. The agreement generally provides for the construction and operation of one restaurant with exclusive territorial protection within a one to five mile radius. The franchise agreement with Family provides for exclusive territorial protection in certain Florida counties as long as Family operates a specified number of Ryan's restaurants. At December 30, 1998, Family was required to have 26 restaurants in operation and was therefore in compliance at that date. Under the current agreement, the number of Ryan's required to be operated by Family increases to 27 by year-end 1999 and then increases by one restaurant per year thereafter.

  At March 3, 1999, Family operated 24 Ryan's, having closed two restaurants after December 30, 1998. The Company has been holding discussions with Family regarding Family's plans for 1999 and onward. Such discussions may lead to a change in the number of Ryan's required to be operated by Family.

Sources and Availability of Raw Materials

  The Company has a centralized purchasing program which is designed to ensure uniform product quality in all restaurants as well as reduced food, beverage and supply costs. The Company's management establishes contracts for approximately 90% of its food and other products from a variety of major suppliers under competitive terms. Purchases under these contracts are delivered to one of three warehouses operated by the Company's principal distributor and then delivered to the restaurants by the distributor. The remaining 10% of the Company's products (principally fresh produce) are purchased locally by restaurant management. The beef used by the Company is obtained from four western suppliers based on price and availability of product. To ensure against interruption in the flow of beef supplies due to unforeseen or catastrophic events and to take advantage of favorable purchasing opportunities, the Company stockpiles four to eight weeks supply of sirloin at the distributor. The Company believes that satisfactory sources of supply are generally available for all the items regularly used.

Working Capital Requirements

  Working capital requirements for continuing operations are not significant. The Company's restaurant sales are primarily derived from cash sales, and inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories.

Trademarks and Service Marks

  The Company has registered various trademarks and service marks, including "Ryan's Family Steak Houser" and "Mega Barr", and their related designs with the United States Patent and Trademark Office. All trademarks and service marks have stated expiration dates ranging from December 2001 to October 2008. However, they are renewable for an unlimited number of additional 10-year terms at the option of the Company.

Competition

  The food service business is highly competitive and is often impacted by changes in the taste and eating habits of the public, economic conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of facilities are also important factors. Ryan's restaurants are in competition with many units operated or franchised by national, regional and local restaurant companies that offer steak or buffet-style meals. Although the Company believes that its price/value to its customers places it in an excellent competitive posture, it should be noted that during the last few years many operators have upgraded their restaurants to more closely match the Ryan's format and particularly the Mega Barr. The Company is also in competition with many specialty food outlets and other food vendors.

Seasonality

  The Company's operations are subject to some seasonal fluctuations. Average sales per restaurant run approximately 5% less than the company-wide annual per restaurant average during the first and fourth quarters and 5% more than the company-wide annual average during the second and third quarters.

Research

  The Company maintains ongoing research programs relating to the development of new products and evaluation of marketing activities. The Company's management staff includes a Director of Research and Development, whose responsibilities include enhancing and updating the Mega Barr and entree selections. While research and development activities are important to the Company, past expenditures have not been and future expenditures are not expected to be material to the Company's financial results.

Customers

  No material part of the Company's business is dependent upon a single customer or a specific group of customers.

Regulation

  The Company is subject to licensing and regulation by health, sanitation, safety and fire agencies in the state and/or municipalities in which its restaurants are located. The Company's restaurants are constructed to meet local and state building code requirements and are operated in material accordance with state and local regulations relating to the preparation and service of food. The Company has not encountered any difficulties or failures in obtaining the required licenses or approvals that would significantly delay or prevent the opening of new restaurants. More stringent and varied requirements of local and state governmental bodies could delay or prevent development of new restaurants in particular locations.

  The Company is subject to the Fair Labor Standards Act which regulates matters such as minimum wage requirements, overtime and other working conditions, along with the Americans with Disabilities Act and various family leave mandates. A significant number of the Company's restaurant team members are paid at the Federal minimum wage, and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. The most recent change in the Federal minimum wage occurred on September 1, 1997 when the wage rate increased from $4.75 per hour to $5.15. The $2.13 rate for servers was not affected. Although no additional increases have been legislated, the possibility is mentioned frequently in various political discussions. The Company has in the past typically been able to increase menu prices to cover most of the payroll rate increases.

Environmental Matters

  While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the impact of possible future legislation or regulation on its operations.

Employees

  At March 3, 1999, the Company employed approximately 18,000 persons, of whom approximately 17,700 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees a very competitive benefit package, which includes life and health insurance, vacation pay and a defined contribution retirement plan. Part-time employees who work at least 25 hours per week are eligible to participate in the Company's life and health insurance plans and also receive vacation pay.

  None  of  the Company's employees are represented by a  union.   The
Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through either Company-operated or franchised restaurants. At March 3, 1999, the Company had no operations outside the continental United States.

  Information regarding the Company's restaurant sales and assets is included in the Company's financial statements, which are incorporated by reference into Part II, Item 8 of this Form 10-K.


ITEM 2. PROPERTIES.

  The Company owns substantially all of its restaurant properties, each of which is a free-standing masonry building that covers approximately 10,000 to 11,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 125 to 200 cars on sites of approximately 75,000 to 130,000 square feet. At March 3, 1999, all restaurant sites, except 13 properties under land leases, were owned by the Company.

  A listing of the number of Ryan's restaurant locations by state as of December 30, 1998 appears on page 5 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference. A detailed listing of Ryan's restaurant locations may be obtained without charge by writing to the Company's principal executive offices, Attention: Corporate Secretary.

  The Company's corporate offices consist of two office buildings (30,000 square feet and 16,000 square feet) and a 10,000 square foot warehouse facility, all of which are located in Greer, SC. The office buildings (land and building) are owned by the Company. The warehouse facility is leased with an initial term ending in October 2000 and annual renewal terms ending in October 2005.

  From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at March 3, 1999, five closed restaurant properties were offered for sale. The Company believes that the eventual disposition or non-disposition of all such properties will not materially affect its business or financial condition, taken as a whole.


ITEM 3. LEGAL PROCEEDINGS.

  From time to time, the Company is a defendant in legal actions arising in the normal course of its business. Based on those legal actions currently known to its management, the Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions, if decided adversely, would have a material effect on its business or financial condition, taken as a whole.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                PART II


ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The information regarding trading of the Company's common stock, quarterly market prices and dividends appears under "Common Stock Data" and "Market Price of Common Stock" on page 27 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

  At   March  3,  1999,  the  Company's  common  stock  was  held   by
approximately 13,000 stockholders of record through nominee or street name accounts with brokers.

  The Company is party to a long-term credit agreement, expiring in June 2003, with a group of banks that contains, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios. While not specifically prohibiting the payment of dividends, the aforementioned provisions represent a limitation on the Company's ability to do so. At December 30, 1998, the Company exceeded the most restrictive minimum net worth covenant by approximately $25.4 million.


ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is included in the "Five-Year Financial Summary" on page 15 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included on pages 8 through 14 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company's exposure to market risk relates primarily to changes in interest rates. Foreign currencies are not used in the Company's operations, and commodities used in the preparation of food at the Company's restaurants are not under purchase contract for more than one year in advance. All of the Company's outstanding long-term debt is variable rate debt. The Company uses an interest rate swap agreement to reduce its exposure to interest rate fluctuations. The swap agreement, which effectively converts $25 million of the variable rate debt to a fixed-rate obligation, runs through October 2000 and can be terminated by the issuing counterparty, a major regional bank, at any time. The Company does not enter into financial instrument agreements for trading or speculative purposes.

  The following table presents information regarding the Company's outstanding long-debt and interest rate swap agreement as of December
30,   1998.    For  the  long-term  debt,  the  table   presents   the
contractually required principal repayments and their related average interest rate by maturity date. Average interest rate is based on the three-month London Interbank Offered Rate ("LIBOR") as of December 30,
1988  plus  the  contractual  margin.   For  the  interest  rate  swap
agreement, the table presents the notional amount, the contractual average pay rate and the average receive rate, which is based on three-month LIBOR as of December 30, 1998. At December 30, 1998, the fair value of the agreement was $302,000 unfavorable to the Company as determined by the issuing counterparty using its internal valuation models and assumptions and available market data.

                         As of December 30, 1998
                          Expected Maturity Date
                                                  There-       Fair

                    1999  2000  2001  2002   2003 after  Total Value
Liabilities
 (in millions)
 Long-term debt -
  Variable rate    $11.6  23.3  23.3  23.3  11.5   -     93.0  93.0
 Average interest
  rate               5.7%  5.8%  5.8%  5.8% 5.8%    -     5.8%

Interest Rate
 Derivatives
 (in millions)
  Interest rate swap
 - variable to fixed
   Notional amount  $25.0   25.0  -     -      -     -     25.0  (0.3)
   Average pay rate   5.5%   5.5% -     -      -     -      5.5%
   Average receive
      rate            5.1%   5.1%   -      -     -      -   5.1%

  The Company is exposed to credit loss in the event of nonperformance by the issuing counterparty to the interest rate swap agreement. However, as noted above, the counterparty is a major regional bank and, accordingly, the Company has not required any collateralization and does not anticipate any nonperformance issues during the term of the agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's financial statements, unaudited quarterly financial information and the independent auditors' report are included on pages 16 through 25 of the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                               PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1999 under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1999 under the headings "Election of Directors - Compensation of Directors", "Compensation Committee Interlocks, Insider Participation and Related Party Transactions", "Executive Compensation and Other Information", "Report of the Compensation Committee" and "Performance Graph."


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1999 under the headings "Election of Directors", "Certain Beneficial Owners of Common Stock" and "Executive Officers."


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1999 under the headings "Compensation Committee Interlocks, Insider Participation and Related Party Transactions" and "Executive Compensation and Other Information - Deferred Compensation - Salary Continuation Agreement."


                                PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
        K.

  (a)1-2Financial statements filed as part of this Form 10-K are listed in the "Index to Financial Statements", at page 16.

  (a)3  Exhibits (numbered in accordance with Item 601 of Regulation
        S-K):

      Exhibit #                    Description

                3.1 Articles of Incorporation of the Company, as amended through April 24, 1986: Incorporated by reference to Exhibit 4(a) to the Registration Statement of the Company filed with the SEC on Form S-3 (Commission file no. 33-7245) (the "Form S-3").

                3.1.1 Articles of Amendment to the Articles of Incorporation, dated April 22, 1987: Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the period ended January 1, 1992 (Commission file no. 0-10943) (the "1991 10-K").

                3.1.2 Articles of Amendment to the Articles of Incorporation, dated May 25, 1989: Incorporated by reference to Exhibit 4.3 to the Registration
                Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).

                3.2  Bylaws of the Company:  Incorporated by
                reference to Exhibit 4(b) to the Form S-3.

                3.2.1 Amendment to By-Laws of the Company, dated October 25, 1990: Incorporated by reference to
                Exhibit 3.3 to the 1991 10-K.

                3.2.2     Amendment to By-Laws of the Company, dated
                January 28, 1999.

                4.1        Specimen of Company common stock
                certificate:  Incorporated by reference to Exhibit
                4.1 to the 1991 10-K.

                4.2         See Exhibits 3.1, 3.1.1, 3.1.2, 3.2, 3.2.1
                and 3.2.2.

                4.3        See Exhibit 10.24.

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

                *10.4      Ryan's Family Steak Houses, Inc. 1998
                Stock Option Plan:  Incorporated by reference to
                Exhibit 99.1 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 333-67165).

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

                *10.15     Split Dollar Agreement by and between the
                Company and Morgan A. Graham dated November 12, 1993:
                Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 31, 1997 (Commission file no. 0-10943) (the "1997 10-K").

                *10.16     Split Dollar Agreement by and between the
                Company and Janet J. Gleitz dated November 12, 1993:
                Incorporated by reference to Exhibit 10.16 to the 1997 10-K.

                *10.17     Split Dollar Agreement by and between the
                Company and Ilene T. Turbow dated November 12, 1995:
                Incorporated by reference to Exhibit 10.17 to the 1997 10-K.

                *10.18     Deferred Compensation Plan by and between
                the Company and Morgan A. Graham dated November 1, 1997: Incorporated by reference to Exhibit 10.18 to the 1997 10-K.

                *10.19     Deferred Compensation Plan by and between
                the Company and Janet J. Gleitz dated November 1,
                1997: Incorporated by reference to Exhibit 10.19 to the 1997 10-K.

                *10.20     Deferred Compensation Plan by and between
                the Company and Ilene T. Turbow dated November 1,
                1997: Incorporated by reference to Exhibit 10.20 to the 1997 10-K.

                *10.21     Executive Bonus Plan, commencing in fiscal
                year 1997:  Incorporated by reference to Exhibit
                10.15 to the Annual Report on Form 10-K for the period ended January 1, 1997 (Commission file no. 0-10943) (the "1996 10-K").

                *10.22     Executive Bonus Plan, commencing in fiscal
                year 1998:  Incorporated by reference to Exhibit
                10.23 to the 1997 10-K.

                10.23 Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994 and as amended on October 17, 1994:
                Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 28, 1994 (Commission file no. 0-10943).

                10.24      Ryan's Family Steak Houses, Inc. and
                Wachovia Bank of North Carolina, N.A., as Rights
                Agent, Shareholder Rights Agreement dated as of
                January 26, 1995:  Incorporated by reference to
                Exhibit 2 to the report on Form 8-K filed with the Commission on February 9, 1995 (Commission file no. 0-10943).

                10.25 Credit Agreement dated as of June 5, 1996 among Ryan's Family Steak Houses, Inc., Wachovia Bank of Georgia, N.A., as Agent, and certain other banks signatory thereto: Incorporated by reference to
                Exhibit 10.18 to the 1996 10-K.

                10.251    First Amendment to the Credit Agreement
                referred to at Exhibit 10.25, dated as of October 9, 1998.

                13.1 Ryan's Family Steak Houses, Inc. 1998 Report to Shareholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as a part hereof).

                21.1       Subsidiaries of the Company.

                23.1       Consent of Independent Auditors.

                27         Financial Data Schedule (electronic filing
                only).

                99.1       Ryan's Family Steak Houses, Inc. Proxy
                Statement for the Annual Meeting of Shareholders, dated March 30, 1999.

                *          This is a management contract or
                compensatory plan or arrangement.

  (b) On October 5, 1998, November 9, 1998, December 8, 1998, January 4, 1999, February 8, 1999 and March 8, 1999, the Company filed reports on Form 8-K regarding sales information for September 1998, October 1998, November 1998, December 1998, January 1999, and February 1999, respectively.

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

                            RYAN'S FAMILY STEAK HOUSES, INC.
March 30, 1999

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

Signature                 Title                   Date

/s/Charles D. Way        Chairman, President and  March 30, 1999
Charles D. Way           Chief Executive Officer

/s/G. Edwin McCranie     Director and Executive   March 30, 1999
G. Edwin McCranie        Vice President

/s/James D. Cockman      Director              March 30, 1999
James D. Cockman

/s/Barry L. Edwards      Director              March 30, 1999
Barry L. Edwards

/s/Brian S. MacKenzie    Director              March 30, 1999
Brian S. MacKenzie

/s/Harold K. Roberts, Jr.   Director           March 30, 1999
Harold K. Roberts, Jr.

/s/James M. Shoemaker, Jr.  Director           March 30, 1999
James M. Shoemaker, Jr.

/s/Fred T. Grant, Jr.    Vice President - Finance,     March 30, 1999
Fred T. Grant, Jr.       Treasurer and Assistant
                         Secretary (Principal Financial
                         and Accounting Officer)

                   RYAN'S FAMILY STEAK HOUSES, INC.

                     INDEX TO FINANCIAL STATEMENTS

  The following financial statements of the Registrant included in the Annual Report to Shareholders for the year ended December 30, 1998, are incorporated herein by reference. With the exception of the pages listed below and other information incorporated in this report on Form 10-K, the 1998 Annual Report to Shareholders is not deemed "filed" as part of this report.

                                 Page Reference
                                in Annual Report

Independent Auditors' Report           25

Consolidated Statements of Earnings    16

Consolidated Balance Sheets            17

Consolidated Statements of Cash Flows  18

Notes to Financial Statements        19-25

  All financial statement schedules have been omitted since the required information is not applicable or the information required is included in the consolidated financial statements or the notes thereto.