Form 10-Q
period 1999-03-31
RYANS FAMILY STEAKHOUSES INC
filed 1999-05-17
CIK 355622

12




                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended March 31, 1999

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

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999:

       38,466,000 shares of common stock, $1.00 Par Value
PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Quarter Ended
                               March 31,       April 1,
                                  1999           1998

Restaurant sales               $ 159,579        153,186

Operating expenses:
 Food and beverage                61,740         61,292
 Payroll and benefits             47,286         45,415
 Depreciation                      6,354          6,142
 Other operating expenses         19,804         18,746
   Total operating expenses      135,184        131,595

General and administrative
  expenses                         7,556          6,723
Interest expense                   1,765          1,453
Revenues from franchised
  restaurants                       (291)          (278)
Other income, net                   (762)          (675)
Earnings before income taxes      16,127         14,368
Income taxes                       5,906          5,186

   Net earnings                $  10,221          9,182

Net earnings per common share:
 Basic                         $     .26            .20
 Diluted                             .26            .20

Weighted-average shares:
 Basic                            39,092         45,644
 Diluted                          39,913         45,915

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                               March 31,    December 30,
                                  1999           1998
ASSETS                         (Unaudited)
Current assets:
 Cash and cash equivalents     $     488          1,502
 Receivables                       2,962          2,675
 Inventories                       4,464          4,327
 Deferred income taxes             4,311          4,311
 Other current assets                420            546
   Total current assets           12,645         13,361

Property and equipment:
 Land and improvements           114,274        114,307
 Buildings                       317,214        311,809
 Equipment                       196,206        193,014
 Construction in progress         35,005         35,742
                                 662,699        654,872
 Less accumulated depreciation   167,489        162,018
   Net property and equipment    495,210        492,854
Other assets                       3,152          3,178
                               $ 511,007        509,393

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
 Notes payable                    66,000         72,400
 Current portion of long-term
   debt                           17,439         11,626
 Accounts payable                 11,797          6,811
 Income taxes payable              7,443          3,759
 Accrued liabilities              28,814         30,431
   Total current liabilities     131,493        125,027

Long-term debt                    75,561         81,374
Deferred income taxes             22,679         22,620
   Total liabilities             229,733        229,021

Shareholders' equity:
 Common stock of $1.00 par
   value; authorized
   100,000,000 shares;
   issued 38,466,000 shares
   in 1999 and 39,158,000
   shares in 1998                 38,466         39,158
 Additional paid-in capital         -             1,274
 Retained earnings               242,808        239,940
   Total shareholders' equity    281,274        280,372
Commitments
                               $ 511,007        509,393

See accompanying notes to consolidated financial statements.

               RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                  Three Months Ended
                               March 31,       April 1,
                                  1999           1998
Cash flows from operating
  activities:
 Net earnings                  $  10,221          9,182
 Adjustments to reconcile net
   earnings to net cash
   provided by operating
   activities: Depreciation
   and amortization                 6,832         6,855
    Gain on sale of property
    and equipment                     (87)         (109)
   Decrease (increase) in:
     Receivables                     (287)         (150)
     Inventories                     (137)         (170)
     Other current assets             126          (256)
     Other assets                      24            17
   Increase (decrease) in:
     Accounts payable               4,986           942
     Income taxes payable           3,684         4,623
     Accrued liabilities           (1,617)         (564)
     Deferred income taxes             59            52

Net cash provided by operating
  activities                       23,804        20,422

Cash flows from investing
  activities: Proceeds from
  sale of property and
  equipment                         3,466           199
 Capital expenditures             (12,565)      (10,129)

Net cash used in investing
   activities                      (9,099)       (9,930)

Cash flows from financing
  activities: Net proceeds
  from (repayment of) notes
  payable                          (6,400)        9,500
 Proceeds from issuance of
  common stock                      1,273           104
 Purchases of common stock        (10,592)      (19,987)

Net cash used in financing
  activities                      (15,719)      (10,383)

Increase (decrease) in cash
  and cash equivalents             (1,014)          109

Cash and cash equivalents -
  beginning of period               1,502           289

Cash and cash equivalents -
  end of period                 $     488           398

See accompanying notes to consolidated financial statements.
                 RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1999
                           (Unaudited)

Note 1.  Description of Business
Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 281 Company-owned and 24 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 1998.

Note 3.  New Accounting Pronouncement and Reclassification

At December 30, 1998, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires pre-opening costs to be expensed as incurred. Accordingly, all unamortized pre-opening costs at December 30, 1998, amounting to $790,000, were charged to 1998 depreciation and amortization. For the three months ended March 31, 1999, all pre-opening costs are included in "other operating expenses" and the prior year's amortization of pre-opening costs was reclassified accordingly.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended March 31, 1999 versus April 1, 1998

Restaurant sales during the first quarter of 1999 increased by 4.2% over the comparable quarter of 1998. The sales growth resulted from the 2.8% unit growth of Company-owned restaurants, which totaled 281 at March 31, 1999 and 274 at April 1, 1998, and from a 1.5% increase in same-store sales. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. The first quarter's same-store sales increase compares favorably with the 0.5% increase experienced during the first quarter of 1998.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 84.7% during the first quarter of 1999 compared to 85.9% in 1998. Food and beverage costs decreased to 38.7% of sales in 1999 from 40.0% of sales in 1998 due to improved store-level controls and lower beef, pork, produce and soup prices, partially offset by higher poultry costs. Payroll and benefits remained flat at 29.6% of sales in both 1999 and 1998. Higher compensation costs of both store management and hourly personnel were offset by lower health insurance claims costs. All other operating costs, including depreciation, increased to 16.4% of sales in 1999 from 16.3% of sales in 1998 due principally to increased store closing charges related to current year store relocations (see "Liquidity and Capital Resources"). Based on these factors, the Company's operating margin at the restaurant level increased to 15.3% of sales in the first quarter of 1999 from 14.1% of sales in 1998.

General and administrative expenses increased to 4.7% of sales in 1999 compared to 4.4% of sales in 1998, resulting principally from higher compensation costs with a partial offset from lower media advertising costs. Annual media advertising costs for 1999 are expected to amount to $2.8 million with a substantial majority of these costs being incurred during the second quarter of 1999. The actual extent of the Company's advertising program during 1999 depends on a number of factors, including sales trends at restaurants receiving media support, the Company's overall financial results and the availability of reasonably priced media.

Interest expense for the first quarters of 1999 and 1998 amounted to 1.1% and 0.9% of sales, respectively. Due to the Company's stock repurchase program (see "Liquidity and Capital Resources"), total debt increased $28.2 million from the first quarter of 1998 to $159.0 million at March 31, 1999. The effective average interest rate was 5.6% during the first quarter of 1999 compared to 6.2% in 1998.

Franchise revenues for the first quarters of both 1999 and 1998 amounted to 0.2% of sales. There were 24 franchised
Ryan's at March 31, 1999 compared to 25 at April 1, 1998.

Effective income tax rates of 36.6% and 36.1% were used for the first quarters of 1999 and 1998, respectively. The higher rate in 1999 resulted from receiving less benefit from various tax-planning strategies implemented in prior years.

Net earnings for the first quarter of 1999 amounted to $10.2 million in 1999 compared to $9.2 million in 1998. Due to a 13% reduction in weighted-average diluted shares resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 30% to 26 cents in 1999 compared to 20 cents in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At March 31, 1999, the Company's working capital was a $118.8 million deficit compared to a $111.7 million deficit at December 30, 1998. Included in these amounts are notes payable of $66.0 million and $72.4 million at March 31, 1999 and December 30, 1998, respectively, under bank lines of credit (see third succeeding paragraph). The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $23.8 million for the first quarter of 1999 and $73.0 million for the year ended December 30, 1998.

Total capital expenditures for the first three months of 1999 amounted to $12.6 million. The Company opened 3 new Ryan's restaurants and closed 2 restaurants during the first quarter of 1999. The Company plans to open a total of twelve new and relocate 6 restaurants during 1999. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. Total capital expenditures for 1999, net of relocation proceeds, are estimated at $50 million. Expansion of Company-owned restaurants will occur in states within the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase an aggregate 20.0 million shares of the Company's common stock through December 2000. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. Through March 31, 1999, approximately 16.0 million shares, or 30% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $147.4 million. From April 1, 1999 through May 17, 1999, another 924,000 shares were purchased at an aggregate cost of $11.3 million. Management intends to actively proceed with the repurchase program during 1999, subject to the continued availability of capital and the other factors described below in "Forward-Looking Information".

The extent of the Company's external funding requirements for 1999 is dependent upon the level of stock repurchase transactions during the year. Based on current target debt levels, a maximum repurchase scenario would require approximately $18 million of additional borrowings during the last three quarters of 1999. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $115 million at various short-term rates of which $66.0 million was utilized at March 31, 1999.

The term loan agreement contains, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. In October 1998, an amendment to the term loan agreement increased the maximum permitted debt-to-total capitalization ratio to 45% and set a fixed minimum net worth requirement of $255 million. At March 31, 1999, the Company exceeded the agreement's most restrictive minimum net worth covenant (as amended) by approximately $26.3 million.

Under the current borrowing agreements, no interest rates have been fixed and generally change in response to the London Interbank Offered Rate ("LIBOR"). In October 1997, the Company entered into an interest rate swap agreement with a major regional bank as the issuing counterparty under which the Company pays to (receives from) the counterparty an amount by which the three-month LIBOR is less (greater) than 5.54%. This transaction, which effectively converts $25,000,000 of the floating-rate debt to a fixed-rate obligation, runs through October 2000 and can be terminated by the bank at any time. At March 31, 1999, the fair value of the agreement was $210,000 unfavorable to the Company as LIBOR at that date was less than 5.54%.

Management believes that its current capital structure is sufficient to meet its 1999 requirements. However, additional credit facilities are expected to be necessary to meet future repurchase objectives in years 2000 and beyond. Accordingly, discussions are underway with various financing sources to review various credit options. Also, management intends to continue monitoring the interest rate environment and may enter into future interest rate hedging transactions if deemed advantageous.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A number of the Company's restaurant team members are paid at the minimum wage and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been legislated, the possibility is mentioned frequently in various political discussions. The Company is typically able to increase its menu prices to cover most of the payroll rate increases.

The Company considers its current price structure to be very competitive. The Company considers this factor, among others, when passing increased costs on to its customers. Annual menu price increases have consistently ranged from 2% to 4%.


YEAR 2000

The   Company  recognizes  the  need  to  ensure  that   its
operations will not be adversely impacted by software failures associated with programming incompatibilities with the year 2000 ("Y2K"). In 1997, the Company identified those systems that were not Y2K-compliant and began researching conversion and replacement options. Further investigation, including a review by an outside consultant of the operating environment related to the Company's principal financial applications, continued throughout much of 1998. The current Y2K conversion plan provides for system replacements, enhancements and upgrades to be completed by September 1999. Costs associated with the Y2K plan that represent significant functional or technology improvements are capitalized. Other costs related principally to Y2K compatibility are charged to expense as incurred. The total cost of the Y2K remediation project is estimated at $740,000, consisting of approximately $200,000 of capital and $540,000 of expense costs. All funding is expected to come from operating cash flows. At March 31, 1999, approximately $113,000, all of which was charged to expense, had been spent on the project.

The Company's Information Technology department is leading the Company's Y2K efforts. Reports on Y2K remediation efforts are made periodically to the Company's senior management and quarterly to the Company's Board of
Directors. At December 30, 1998, conversion of all major corporate office financial systems (general ledger, accounts payable, payroll and benefits) was complete. Upgrades to critical store-level systems are expected to be completed by the end of the third quarter of 1999, and remediation steps for the corporate office's personal computers are expected to be completed by the end of the second quarter.

As part of its Y2K planning, the Company has identified vendors whose goods and services are believed to be critical to the Company's ability to operate its restaurants. The Company's principal food distributor has informed the Company that all of its systems related to the procurement and delivery of food and other products to the Company's restaurants were fully Y2K-compliant at the end of 1998. The Company's credit card processor has also informed the Company that its systems are now fully Y2K-compliant. Furthermore, the credit card terminals used in the Company's restaurants are already processing credit cards with post-1999 expiration dates, and the processor has indicated that no additional software modifications to the terminals will be necessary. Finally, the Company sent questionnaires during the first quarter of 1999 to its numerous depository and disbursement banks and utility providers in order to ascertain their ability to deliver services on January 1, 2000 and beyond. Responses to these questionnaires have so far been limited.

The Company's stores depend upon computers for point-of-sale ("POS") transactions, data and purchase order transmissions, labor scheduling and payroll processes, and inventory and food cost records. Other technology-dependent functions at the stores are not significant. Management believes that its Y2K plans fully address the stores' critical technology-dependent functions and that remediation efforts, where needed, will be completed by no later than the end of the third quarter of 1999. Based on current progress, including the successful resolution of previous POS software issues, contingency planning in the event of a Y2K software failure is not considered necessary. However, the Company is developing contingency plans in the event of the failure of critical support systems, including utility services, and expects such plans to be completed by the end of the third quarter of 1999. In addition, any material disruption in the general economy as a result of the Y2K problem could adversely affect the Company's operations.


NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on its intended use. The provisions of SFAS No. 133 must be adopted by the beginning of 2000. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption. As noted in "Liquidity and Capital Resources", the Company was a party to an interest rate swap agreement at March 31, 1999. The Company does not enter into derivative instrument agreements for trading or speculative purposes.


FORWARD-LOOKING INFORMATION

In  accordance  with  the safe harbor  provisions  of  the
Private  Securities Litigation Reform  Act  of  1995,  the
Company  cautions that the statements in this  report  and
elsewhere,  which  are forward-looking and  which  provide
other  than  historical  information,  involve  risks  and
uncertainties that may impact the Company's actual results
of  operations.  All statements other than  statements  of
historical  fact  that  address  activities,   events   or
developments that the Company expects or anticipates  will
or  may  occur  in the future, including  such  things  as
deadlines  for  completing  projects,  expected  financial
results,  results  of  Y2K  remediation,  and  other  such
matters   are  forward-looking  information.   The   words
"estimate",  "plans",  "anticipate", "expects",  "intend",
"believe",   and  similar  expressions  are  intended   to
identify  forward-looking statements.  All forward-looking
information reflects the Company's best judgment based  on
current  information.  However, there can be no  assurance
that  other factors will not affect the accuracy  of  such
information.   While it is not possible  to  identify  all
factors,  the  following  could cause  actual  results  to
differ  materially  from  expectations:  general  economic
conditions;  competition; real estate  availability;  food
and  labor  supply  costs;  food and  labor  availability;
weather  fluctuations; interest rate  fluctuations;  stock
market  conditions; and other risks and factors  described
from time to time in the Company's reports filed with  the
Securities   and   Exchange  Commission,   including   the
Company's  annual report on Form 10-K for the fiscal  year
ended  December 30, 1998.  The ability of the  Company  to
open  new  restaurants depends upon a number  of  factors,
including  its  ability  to find  suitable  locations  and
negotiate  acceptable  land acquisition  and  construction
contracts,  its  ability to attract and retain  sufficient
numbers  of restaurant managers and team members, and  the
availability of reasonably priced capital.  The extent  of
the  Company's  stock repurchase program during  1999  and
future years depends upon the financial performance of the
Company's restaurants, the investment required to open new
restaurants,  share price, the availability of  reasonably
priced  capital, the financial covenants contained in  the
term  loan  agreement,  and the  maximum  debt  and  share
repurchase  levels  authorized by the Company's  Board  of
Directors.   Factors that could result in the Company  not
being  Y2K-compliant by January 1, 2000 include,  but  are
not limited to the following: failure to detect Y2K system
or  programming incompatibilities in existing  systems  or
software;  other programming incompatibilities related  to
purchased  or internally-developed software; the inability
to verify Y2K compliance by third parties; non-delivery of
Y2K-compliant  solutions  from  developers  of   purchased
software; and the inability to engage or retain adequate personnel, either internal or external, to correct Y2K system and programming issues.


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

Item 5.                                 Other Information.

       None.

Item 6.                                 Exhibits and Reports
on Form 8-K.

       (a)None.
       (b)On January 4, 1999, the Company filed a report on Form 8-K regarding sales information for December 1998.
          On  February 8, 1999, the Company filed  a  report
           on  Form  8-K  regarding  sales  information  for
           January 1999.
          On  March  8, 1999, the Company filed a report  on
           Form   8-K   regarding  sales   information   for
           February 1999.
          On April 6, 1999, the Company filed a report on Form 8-K regarding sales information for March 1999.
          On May 10, 1999, the Company filed a report on Form 8-K regarding sales information for April 1999.


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




May 17, 1999             /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
Executive Officer




May 17, 1999             /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
Treasurer




May 17, 1999             /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller