Form 10-Q
period 1999-06-30
RYANS FAMILY STEAKHOUSES INC
filed 1999-08-16
CIK 355622

15




                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended June 30, 1999

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

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999:

       37,091,000 shares of common stock, $1.00 Par Value
PART I.  FINANCIAL INFORMATION


                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Quarter Ended
                                June 30,       July 1,
                                  1999           1998


Restaurant sales               $ 174,248        167,496

Operating expenses:
 Food and beverage                66,779         65,203
 Payroll and benefits             50,621         48,296
 Depreciation                      6,553          6,288
 Other operating expenses         21,117         20,398
   Total operating expenses      145,070        140,185

General and administrative
   expenses                       10,207          7,626
Interest expense                   1,854          1,584
Revenues from franchised
   restaurants                      (312)          (294)
Other income, net                   (325)          (333)
Earnings before income taxes      17,754         18,728
Income taxes                       6,497          6,761

   Net earnings                $  11,257         11,967

Net earnings per common share:
 Basic                         $     .30            .28
 Diluted                             .29            .27

Weighted-average shares:
 Basic                            37,555         43,400
 Diluted                          38,286         44,087

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Six Months Ended
                                June 30,       July 1,
                                  1999           1998

Restaurant sales              $ 333,827        320,682

Operating expenses:
 Food and beverage              128,519        126,495
 Payroll and benefits            97,907         93,711
 Depreciation                    12,907         12,430
 Other operating expenses        40,921         39,144
   Total operating expenses     280,254        271,780

General and administrative
   expenses                      17,763         14,349
Interest expense                  3,619          3,037
Revenues from franchised
   restaurants                     (603)          (572)
Other income, net                (1,087)        (1,008)
Earnings before income taxes     33,881         33,096
Income taxes                     12,403         11,947

   Net earnings               $  21,478         21,149

Net earnings per common
   share:
 Basic                        $     .56            .48
 Diluted                            .55            .47

Weighted-average shares:
 Basic                           38,324         44,522
 Diluted                         39,100         45,001

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                June 30,    December 30,
                                  1999           1998
ASSETS                         (Unaudited)
Current assets:
Cash and cash equivalents     $      568          1,502
 Receivables                       3,298          2,675
 Inventories                       4,696          4,327
 Deferred income taxes             4,311          4,311
 Other current assets                939            546
   Total current assets           13,812         13,361

Property and equipment:
 Land and improvements           116,312        114,307
 Buildings                       323,594        311,809
 Equipment                       200,402        193,014
 Construction in progress         35,812         35,742
                                 676,120        654,872
 Less accumulated
   depreciation                  174,376        162,018
   Net property and
    equipment                    501,744        492,854
Other assets                       3,124          3,178
                               $ 518,680        509,393

LIABILITIES AND
   SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable                    77,100         72,400
 Current portion of
   long-term debt                 23,252         11,626
 Accounts payable                 14,140          6,811
 Income taxes payable              2,034          3,759
 Accrued liabilities              33,763         30,431
   Total current liabilities     150,289        125,027

Long-term debt                    69,748         81,374
Deferred income taxes             22,744         22,620
   Total liabilities             242,781        229,021

Shareholders' equity:
 Common stock of $1.00
   par value; authorized
   100,000,000 shares;
   issued 37,091,000 shares
   in 1999 and 39,158,000
   shares in 1998                 37,091         39,158
 Additional paid-in capital         -             1,274
 Retained earnings               238,808        239,940
   Total shareholders'
   equity                        275,899        280,372
Commitments
                               $ 518,680        509,393

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                  Six Months Ended
                                June 30,       July 1,
                                  1999           1998
Cash flows from operating
   activities:
 Net earnings                  $  21,478         21,149
 Adjustments to reconcile net
   earnings to net cash
   provided by operating
   activities: Depreciation
   and amortization               13,721         13,856
    Gain on sale of property
    and equipment                    (94)          (125)
   Decrease (increase) in:
     Receivables                    (623)           (90)
     Inventories                    (369)           (20)
     Prepaid expenses               (393)        (1,283)
     Other assets                     50             41
   Increase (decrease) in:
     Accounts payable              7,329          1,571
     Income taxes payable         (1,725)         1,191
     Accrued liabilities           3,332          3,865
     Deferred income taxes           124            119

Net cash provided by operating
  activities                      42,830         40,274

Cash flows from investing
  activities:
 Proceeds from sale of property
   and equipment                   3,692           362
 Capital expenditures            (26,205)      (20,711)

Net cash used in investing
  activities                     (22,513)      (20,349)

Cash flows from financing
   activities:
   Net proceeds from notes
   payable                         4,700        29,400
 Proceeds from issuance of
   common stock                    1,870         1,534
 Purchases of common stock       (27,821)      (50,615)

Net cash used in financing
  activities                     (21,251)      (19,681)

Increase (decrease) in cash
   and cash equivalents             (934)          244

Cash and cash equivalents -
  beginning of period              1,502           289

Cash and cash equivalents -
  end of period                $     568           533

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)

Note 1.  Description of Business
Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 283 Company-owned and 24 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 1998.

Note 3.  New Accounting Pronouncement and Reclassification

At December 30, 1998, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires pre-opening costs to be expensed as incurred. Accordingly, all unamortized pre-opening costs at December 30, 1998, amounting to $790,000, were charged to 1998 depreciation and amortization. For the quarter and six months ended June 30, 1999, all pre-opening costs are included in "other operating expenses" and the prior year's amortization of pre-opening costs was reclassified accordingly.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended June 30, 1999 versus July 1, 1998

Restaurant sales during the second quarter of 1999 increased by 4.0% over the comparable quarter of 1998. The sales growth resulted from the 1.6% unit growth of Company-owned restaurants, which totaled 283 at June 30, 1999 and 278 at July 1, 1998, and from a 1.6% increase in same-store sales. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. The second quarter's sales results represent the sixth consecutive quarter of higher same-store sales and compare well with the 1.8% same-store sales increase experienced during the second quarter of 1998.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 83.3% during the second quarter of 1999 compared to 83.7% in 1998. Food and beverage costs decreased to 38.3% of sales in 1999 from 38.9% of sales in 1998 due to improved store-level controls and lower dairy, beef and poultry costs. Payroll and benefits increased to 29.1% of sales in 1999 from 28.8% of sales in 1998 due principally to higher compensation costs of both store management and hourly personnel. All other operating costs, including depreciation, decreased to 15.9% of sales in 1999 from 16.0% of sales in 1998 due principally to decreased store closing charges related to current year store relocations (see "Liquidity and Capital Resources"). Based on these factors, the Company's operating margin at the restaurant level increased to 16.7% of sales in the second quarter of 1999 from 16.3% of sales in 1998.

General and administrative expenses increased to 5.9% of sales in 1999 compared to 4.6% of sales in 1998, resulting principally from higher media advertising and performance-based compensation costs. The Company's plans included a heavy concentration of media advertising during the second quarter of 1999, and accordingly, substantially all of 1999's media advertising budget of $2.4 million was incurred during the quarter. Such costs amounted to $2.3 million (1.3% of sales), an increase of 0.9% of sales from the second quarter of 1998.

Interest expense for the second quarters of 1999 and 1998 amounted to 1.1% and 0.9% of sales, respectively. Due to the Company's stock repurchase program (see "Liquidity and Capital Resources"), total debt increased $19.4 million from the second quarter of 1998 to $170.1 million at June 30, 1999. The effective average interest rate was 5.5% during the second quarter of 1999 compared to 6.1% in 1998.

Franchise revenues for the second quarters of both 1999 and 1998 amounted to 0.2% of sales. There were 24 franchised Ryan's at June 30, 1999 compared to 26 at July 1, 1998. The Company's sole franchisee, Family Steak Houses of Florida, Inc. ("Family"), is required by its current franchise agreement with the Company to operate 27 Ryan's restaurants at December 31, 1999, and, based on discussions with Family's management, it is anticipated that this requirement will not be met. Negotiations are currently underway with Family to develop a revised opening schedule.

Effective income tax rates of 36.6% and 36.1% were used for the second quarters of 1999 and 1998, respectively. The higher rate in 1999 resulted from receiving less benefit from various tax-planning strategies implemented in prior years.

Net earnings for the second quarter of 1999 amounted to $11.3 million in 1999 compared to $12.0 million in 1998. Due to a 13% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 7.4% to 29 cents in 1999 compared to 27 cents in 1998.

Six months ended June 30, 1999 versus July 1, 1998

For the six months ended June 30, 1999, restaurant sales were up 4.1% compared to the same period in 1998. Average unit growth for the six months was 2.2%, and same-store sales increased 1.6% for the first six months of 1999 compared to a 1.2% increase in 1998.

Six-month costs and expenses as described in the second quarter's discussion were 84.0% and 84.8% of sales for 1999 and 1998, respectively. During the first six months of 1999, costs and expenses were most affected by lower food and beverage costs (down 0.9% of sales) resulting from lower beef, pork and soup prices. Payroll and benefits and other operating expense categories each increased 0.1% of sales. Based on these factors, the Company's operating margin at the restaurant level increased to 16.0% for the first six months of 1999 compared to 15.2% in 1998.

General and administrative expenses increased 0.8% for the first six months of 1999 resulting principally from higher media advertising and performance-based compensation costs as noted in the second quarter discussion. Additional debt resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources") caused interest expense to increase by 0.1% of sales over the prior year.

Effective income tax rates of 36.6% and 36.1% were used for the first six months of 1999 and 1998, respectively. The higher rate in 1999 resulted from the decreased benefit of various tax-planning strategies implemented in prior years.

Net earnings for the first six months of 1999 amounted to $21.5 million compared to $21.1 million in 1998. Due to a 13% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 17% to 55 cents in 1999 compared to 47 cents in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At June 30, 1999, the Company's working capital was a $136.5 million deficit compared to a $111.7 million deficit at December 30, 1998. Included in these amounts are notes payable under bank lines of credit (see third succeeding paragraph) and current portions of long-term debt, totaling $100.4 million and $84.0 million at June 30, 1999 and December 30, 1998, respectively. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $42.8 million for the first six months of 1999 and $73.0 million for the year ended December 30, 1998.

Total capital expenditures for the first six months of 1999 amounted to $26.2 million. The Company opened seven and closed four Ryan's restaurants during the first six months of 1999. These numbers include two openings and two closings related to relocated restaurants. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For all of 1999, the Company plans to open a total of eighteen Ryan's, which will include six relocations. Total capital expenditures for 1999 are estimated at $55 million. Expansion of Company-owned restaurants will occur in states within the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The  Company began a stock repurchase program in March  1996 and is currently authorized to repurchase a total of 20.0 million shares of the Company's common stock through December 2000. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. Through June 30, 1999, approximately 17.5 million shares, or 33% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $164.6 million. From July 1, 1999 through August 13, 1999, another 936,000 shares were purchased at an aggregate cost of $10.1 million. Management intends to proceed with the repurchase program during 1999 and 2000, subject to the continued availability of capital and the other factors described below in "Forward-Looking Information".

The extent of the Company's external funding requirements for 1999 is dependent upon the level of stock repurchase transactions during the year. Based on current target debt levels, a maximum repurchase scenario would require approximately $18 million of additional borrowings during the remainder of 1999. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $115 million at various short-term rates of which $77.1 million was utilized at June 30, 1999.

The term loan agreement contains, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. In October 1998, an amendment to the term loan agreement increased the maximum permitted debt-to-total capitalization ratio to 45% and set a fixed minimum net worth requirement of $255 million. At June 30, 1999, the Company exceeded the agreement's most restrictive minimum net worth covenant by approximately $20.9 million.

Under the current borrowing agreements, no interest rates have been fixed and generally change in response to the London Interbank Offered Rate ("LIBOR"). In October 1997, the Company entered into an interest rate swap agreement with a major regional bank as the issuing counterparty under which the Company pays to (receives from) the counterparty an amount by which the three-month LIBOR is less (greater) than 5.54%. This transaction, which effectively converts $25,000,000 of the floating-rate debt to a fixed-rate obligation, runs through October 2000 and can be terminated by the bank at any time. At June 30, 1999, the fair value of the agreement was $103,000 unfavorable to the Company as LIBOR at that date was less than 5.54%.

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


YEAR 2000

The   Company  recognizes  the  need  to  ensure  that   its
operations will not be adversely impacted by software failures associated with programming incompatibilities with the year 2000 ("Y2K"). In 1997, the Company identified those systems that were not Y2K-compliant and began researching conversion and replacement options. Further investigation, including a review by an outside consultant of the operating environment related to the Company's principal financial applications, continued throughout much of 1998. The current Y2K conversion plan provides for system replacements, enhancements and upgrades to be completed by September 1999. Costs associated with the Y2K plan that represent significant functional or technology improvements are capitalized. Other costs related principally to Y2K compatibility are charged to expense as incurred. The total cost of the Y2K remediation project is estimated at $740,000, consisting of approximately $200,000 of capital and $540,000 of expense costs. All funding is expected to come from operating cash flows. At June 30, 1999, approximately $58,000 of capital and $120,000 of expense had been spent on the project.

The Company's Information Technology department is leading the Company's Y2K efforts. Reports on Y2K remediation efforts are made periodically to the Company's senior management and quarterly to the Company's Board of
Directors. At December 30, 1998, conversion of all major corporate office financial systems (general ledger, accounts payable, payroll and benefits) was complete. Upgrades to critical store-level systems are expected to be completed by the end of the third quarter of 1999, and remediation steps for the corporate office's personal computers are expected to be completed by the end of the third quarter. In July 1999, a multi-functional team tested the Y2K-readiness of the Company's current software and hardware solutions by performing critical store operations and corporate financial functions with systems set with a year 2000 date. The test was very successful with only minor (and correctable) issues identified.

As part of its Y2K planning, the Company has identified vendors whose goods and services are believed to be critical to the Company's ability to operate its restaurants. The Company's principal food distributor has informed the Company that all of its systems related to the procurement and delivery of food and other products to the Company's restaurants were fully Y2K-compliant at the end of 1998. The Company's credit card processor has also informed the Company that its systems are now fully Y2K-compliant. Furthermore, the credit card terminals used in the Company's restaurants are already processing credit cards with post-1999 expiration dates, and the processor has indicated that no additional software modifications to the terminals will be necessary. Finally, the Company sent questionnaires during the first quarter of 1999 to its numerous depository and disbursement banks and utility providers in order to ascertain their ability to deliver services on January 1, 2000 and beyond. Responses to these questionnaires have so far been guarded.

The Company's stores depend upon computers for point-of-sale ("POS") transactions, data and purchase order transmissions, labor scheduling and payroll processes, and inventory and food cost records. Other technology-dependent functions at the stores are not significant. Management believes that its Y2K plans fully address the stores' critical technology-dependent functions and that remediation efforts, where needed, will be completed by no later than the end of the third quarter of 1999. Based on current progress, including the successful resolution of previous POS software issues, contingency planning in the event of a Y2K software failure is not considered necessary. However, the Company is developing contingency plans in the event of the failure of critical support systems, including banking and utility services, and expects such plans to be substantially completed by the end of the third quarter of 1999. In addition, any material disruption in the general economy as a result of the Y2K problem could adversely affect the Company's operations.


NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on its intended use. The provisions of SFAS No. 133 must be adopted by the beginning of 2001. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption. As noted in "Liquidity and Capital Resources", the Company was a party to an interest rate swap agreement at June 30, 1999. The Company does not enter into derivative instrument agreements for trading or speculative purposes.


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

Item 5.                                 Other Information.

       None.

Item 6.                                 Exhibits and Reports
on Form 8-K.

       (a)None.
       (b)On April 6, 1999, the Company filed a report on Form 8-K regarding sales information for March 1999.
          On May 10, 1999, the Company filed a report on Form 8-K regarding sales information for April 1999.
          On June 7, 1999, the Company filed a report on Form 8-K regarding sales information for May 1999.
          On July 6, 1999, the Company filed a report on Form 8-K regarding sales information for June 1999.
          On August 9, 1999, the Company filed a report on Form 8-K regarding sales information for July 1999.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




August 13, 1999          /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
Executive Officer




August 13, 1999          /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
Treasurer




August 13, 1999           /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller