Form 10-Q
period 1999-09-29
RYANS FAMILY STEAKHOUSES INC
filed 1999-11-15
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter ended September 29, 1999

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

The number of shares outstanding of each of the registrant's classes of common stock as of September 29, 1999:

       36,167,000 shares of common stock, $1.00 Par Value
PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Quarter Ended
                            September 29,  September 30,
                                 1999           1998

Restaurant sales               $ 170,478        162,440

Operating expenses:
 Food and beverage                64,864         62,798
 Payroll and benefits             50,278         47,568
 Depreciation                      6,707          6,391
 Other operating expenses         22,160         21,358
   Total operating expenses      144,009        138,115

General and administrative expenses7,670          7,467
Interest expense                   2,080          1,842
Revenues from franchised restaurants(285)         (296)
Other income, net                  (343)          (516)
Earnings before income taxes      17,347         15,828
Income taxes                       6,475          5,715

   Net earnings                $  10,872         10,113

Net earnings per common share:
 Basic                         $     .30            .25
 Diluted                             .29            .24

Weighted-average shares:
 Basic                            36,474         40,637
 Diluted                          36,986         41,476

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                     Nine Months Ended
                            September 29,  September 30,
                                 1999           1998

Restaurant sales               $ 504,305        483,122

Operating expenses:
 Food and beverage               193,383        189,293
 Payroll and benefits            148,185        141,279
 Depreciation                     19,614         18,821
 Other operating expenses         63,081         60,502
   Total operating expenses      424,263        409,895

General and administrative expenses25,433        21,816
Interest expense                   5,699          4,879
Revenues from franchised restaurants(888)         (868)
Other income, net                (1,430)        (1,524)
Earnings before income taxes      51,228         48,924
Income taxes                      18,878         17,662

   Net earnings                $  32,350         31,262

Net earnings per common share:
 Basic                         $     .86            .72
 Diluted                             .84            .71

Weighted-average shares:
 Basic                            37,707         43,227
 Diluted                          38,395         43,826

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                            September 29,   December 30,
                                 1999           1998
ASSETS                         (Unaudited)
Current assets:
 Cash and cash equivalents     $     685          1,502
 Receivables                       3,170          2,675
 Inventories                       4,690          4,327
 Deferred income taxes             4,311          4,311
 Other current assets                703            546
   Total current assets           13,559         13,361

Property and equipment:
 Land and improvements           117,967        114,307
 Buildings                       329,327        311,809
 Equipment                       203,816        193,014
 Construction in progress         34,240         35,742
                                685,350        654,872
 Less accumulated depreciation   179,709        162,018
   Net property and equipment    505,641        492,854
Other assets                       3,119          3,178
                              $ 522,319        509,393

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                    86,913         72,400
 Current portion of long-term debt23,252         11,626
 Accounts payable                 11,578          6,811
 Income taxes payable              4,195          3,759
 Accrued liabilities              32,847         30,431
   Total current liabilities     158,785        125,027

Long-term debt                    63,936         81,374
Deferred income taxes             22,809         22,620
   Total liabilities             245,530        229,021

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 36,167,000 shares in 1999
 and 39,158,000 shares in 1998    36,167         39,158
 Additional paid-in capital           17          1,274
 Retained earnings               240,605        239,940
   Total shareholders' equity    276,789        280,372
Commitments
                              $ 522,319        509,393

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                 Nine Months Ended
                               September 29,September 30,
                                 1999           1998
Cash flows from operating activities:
 Net earnings                  $  32,350         31,262
 Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
   Depreciation and amortization  20,882         20,940
   Gain on sale of property
     and equipment                  (115)          (657)
   Decrease (increase) in:
     Receivables                    (495)            20
     Inventories                    (363)          (107)
     Prepaid expenses               (157)        (1,462)
     Other assets                     53              4
   Increase (decrease) in:
     Accounts payable              4,767           (309)
     Income taxes payable            436          4,539
     Accrued liabilities           2,416          3,838
     Deferred income taxes           189            177

Net cash provided by operating
  activities                      59,963         58,245

Cash flows from investing activities:
 Proceeds from sale of property
   and equipment                   6,642          2,300
 Capital expenditures            (40,190)       (30,249)

Net cash used in investing
   activities                    (33,548)       (27,949)

Cash flows from financing
 activities:
   Net proceeds from notes
     payable                      14,513         38,100
 Repayment of long-term debt      (5,812)            -
 Proceeds from issuance of
   common stock                    1,947          2,485
 Purchases of common stock       (37,880)       (70,593)

Net cash used in financing
 activities                      (27,232)       (30,008)

Increase (decrease) in cash
  and cash equivalents              (817)           288

Cash and cash equivalents
 - beginning of period             1,502            289

Cash and cash equivalents - end
  of period                    $     685            577

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)

        I.  For the Nine Months ended September 29, 1999

                           $1 Par Value Additional
                               Common   Paid-In   Retained
                               Stock    Capital   Earnings   Total

Balances at December 30, 1998  $39,158   1,274   239,940  280,372

  Net earnings                  -         -       32,350   32,350
  Issuance of common stock
   under Stock Option Plans        274   1,673      -       1,947
  Purchases of common stock     (3,265) (2,930)  (31,685) (37,880)

Balances at September 29, 1999 $36,167      17   240,605  276,789

        II.  For the Nine Months ended September 30, 1998

                            $1 Par Value Additional
                               Common    Paid-In   Retained
                               Stock     Capital   Earnings   Total

Balances at December 31, 1997   $46,978    457   269,626  317,061

  Net earnings                     -         -    31,262   31,262
  Issuance of common stock
   under Stock Option Plans         308  2,177      -       2,485
  Purchases of common stock      (7,235)(2,634)  (60,724) (70,593)

Balances at September 30, 1998  $40,051   -      240,164   280,215

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 29, 1999
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 285 Company-owned and 24 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended September 29, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 1998.

Note 3.  New Accounting Pronouncement and Reclassification

At December 30, 1998, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires pre-opening costs to be expensed as incurred. Accordingly, all unamortized pre-opening costs at December 30, 1998, amounting to $790,000, were charged to 1998 depreciation and amortization. For the quarter and nine months ended September 29, 1999, all pre-opening costs are included in "other operating expenses" and the prior year's amortization of pre-opening costs was reclassified accordingly.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended September 29, 1999 versus September 30, 1998

Restaurant sales during the third quarter of 1999 increased by 5.0% over the comparable quarter of 1998. The sales growth resulted from the 1.7% unit growth of Company-owned restaurants, which totaled 285 at September 29, 1999 and 277 at September 30, 1998, and from a 2.0% increase in same-store sales. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. The third quarter's sales results represent the seventh consecutive quarter of higher same-store sales and compare well with the 2.8% same-store sales increase experienced during the third quarter of 1998.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 84.5% during the third quarter of 1999 compared to 85.0% in 1998. Food and beverage costs decreased to 38.0% of sales in 1999 from 38.7% of sales in 1998 due to lower pork, poultry and soybean-based product costs, partially offset by higher beef costs. Payroll and benefits increased to 29.5% of sales in 1999 from 29.3% of sales in 1998 due principally to higher store management and hourly personnel wages, partially offset by lower medical insurance costs. All other operating costs, including depreciation, decreased to 16.9% of sales in 1999 from 17.0% of sales in 1998 due principally to decreased store closing charges related to current year store relocations (see "Liquidity and Capital Resources") and lower utility costs, partially offset by higher pre-opening costs. Based on these factors, the Company's operating margin at the restaurant level increased to 15.5% of sales in the third quarter of 1999 from 15.0% of sales in 1998.

General and administrative expenses decreased to 4.5% of sales in 1999 compared to 4.6% of sales in 1998. A decrease in media advertising spending was substantially offset by higher training, information technology and performance-based compensation costs. The Company's plans included a heavy concentration of media advertising during the second quarter of 1999, and there were virtually no advertising expenditures during the third quarter of 1999 compared to media advertising amounting to 0.5% of sales during the third quarter of 1998.

Interest expense for the third quarters of 1999 and 1998 amounted to 1.2% and 1.1% of sales, respectively. Due to the Company's stock repurchase program (see "Liquidity and Capital Resources"), total debt increased from $159.4 million from the third quarter of 1998 to $174.1 million at September 29, 1999. The effective average interest rate was 5.9% during the third quarter of 1999 compared to 6.1% in 1998.

Franchise revenues for the third quarters of both 1999 and 1998 amounted to 0.2% of sales. There were 24 franchised Ryan's at September 29, 1999 compared to 26 at September 30, 1998. In August 1999, the Company amended the franchise agreement with its sole franchisee, Family Steak Houses of Florida, Inc. ("Family"), revising the number of Ryan's restaurants required to be in operation by Family. A comparison of the old and new requirements follow:

                  Restaurants in Operation
                       Old       New
  Year-End         RequirementRequirement

     1999               27        21
     2000               28        23
     2001               29        25
     2002               30        27
     2003               31        29
     Subsequent years+1/year   +2/year

Effective income tax rates of 37.3% and 36.1% were used for the third quarters of 1999 and 1998, respectively. The higher rate in 1999 resulted from higher state income tax expense and an additive adjustment designed to bring the overall year-to-date effective rate in line with projected year-end requirements.

Net earnings for the third quarter of 1999 amounted to $10.9 million in 1999 compared to $10.1 million in 1998. Due to an 11% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 20.8% to 29 cents in 1999 compared to 24 cents in 1998.

Nine  months  ended September 29, 1999 versus September  30,
1998

For the nine months ended September 29, 1999, restaurant sales were up 4.4% compared to the same period in 1998. Average unit growth for the nine months was up 2.0%, and same-store sales increased 1.7% for the first nine months of 1999 and 1998.

Nine-month costs and expenses as detailed above were 84.1% and 84.8% of sales for 1999 and 1998, respectively. During the first nine months of 1999, costs and expenses were most affected by lower food and beverage costs (down 0.8% of sales) resulting from lower beef, pork, poultry and soup prices. Payroll and benefits increased by 0.1% of sales with higher wages substantially offset by lower medical insurance costs. All other operating expenses, including depreciation, approximated the prior year's level. Based on these factors, the Company's operating margin at the restaurant level increased to 15.9% for the first nine months of 1999 compared to 15.2% in 1998.

General and administrative expenses increased 0.5% for the first nine months of 1999 resulting principally from higher media advertising and also from higher training, information technology and performance-based compensation costs. Additional debt resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources") caused interest expense to increase by 0.1% of sales over the prior year.

Effective income tax rates of 36.9% and 36.1% were used  for
the  first nine months of 1999 and 1998, respectively.   The
higher rate in 1999 resulted from projected higher state income tax expense.

Net earnings for the first nine months of 1999 amounted to $32.4 million compared to $31.3 million in 1998. Due to a 12% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 18% to 84 cents in 1999 compared to 71 cents in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At September 29, 1999, the Company's working capital was a $145.2 million deficit compared to a $111.7 million deficit at December 30, 1998. Included in these amounts are notes payable under bank lines of credit (see third succeeding paragraph) and current portions of long-term debt, totaling $110.2 million and $84.0 million at September 29, 1999 and December 30, 1998, respectively. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $60.0 million for the first nine months of 1999 and $73.0 million for the year ended December 30, 1998.

Total capital expenditures for the first nine months of 1999 amounted to $40.2 million. The Company opened 14 and closed nine Ryan's restaurants during the first nine months of 1999. These numbers include four openings and six closings related to relocated restaurants. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For all of 1999, the Company plans to open a total of eighteen Ryan's, including six relocations. Total capital expenditures for 1999 are estimated at $55 million. Expansion of Company-owned restaurants will occur in states within the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The  Company began a stock repurchase program in March  1996 and is currently authorized to repurchase a total of 20.0 million shares of the Company's common stock through December 2000. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. Through September 29, 1999, approximately 18.4 million shares, or 35% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $174.7 million. From September 30, 1999 through November 12, 1999, another 345,000 shares were purchased at an aggregate cost of $3.4 million. Management intends to proceed with the repurchase program during 1999 and 2000, subject to the continued availability of capital and the other factors described below in "Forward-Looking Information".

The extent of the Company's external funding requirements for the remainder of 1999 is dependent upon the level of stock repurchase transactions during the year. Based on current target debt levels, a maximum repurchase scenario would require approximately $8.3 million of additional borrowings during the remainder of 1999. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure currently consists of a $93 million term loan (see following paragraph) and several uncommitted bank lines totaling $115 million at various short-term rates of which $86.9 million was utilized at September 29, 1999.

The term loan agreement contains, among other provisions, requirements for the Company to maintain a minimum net worth level and certain financial ratios and restrictions on the Company's ability to incur additional indebtedness, merge, consolidate, and acquire or sell assets. In October 1998, an amendment to the term loan agreement increased the maximum permitted debt-to-total capitalization ratio to 45% and set a fixed minimum net worth requirement of $255 million. At September 29, 1999, the Company exceeded the agreement's most restrictive minimum net worth covenant by approximately $21.8 million.

Under the current borrowing agreements, no interest rates have been fixed and generally change in response to the London Interbank Offered Rate ("LIBOR"). In October 1997, the Company entered into an interest rate swap agreement with a major regional bank as the issuing counterparty under which the Company pays to (receives from) the counterparty an amount by which the three-month LIBOR is less (greater) than 5.54%. This transaction, which effectively converted $25,000,000 of the floating-rate debt to a fixed-rate obligation, was scheduled to run through October 2000 and could be terminated by the bank at any time after October 30, 1998. On October 29, 1999, the bank exercised their option and terminated the interest rate swap agreement.

Management believes that its current debt structure is sufficient to meet its 1999 requirements. However, additional credit facilities are expected to be necessary to meet future repurchase objectives in years 2000 and beyond. Accordingly, the Company intends to refinance and add capacity  to  its  current debt structure.  Discussions  are actively underway with financing sources to arrange the appropriate credit facilities, and a new debt structure is
expected  to  be in place by year-end 1999.   Due  to  the
current credit and interest rate environments, an increase in the Company's effective average interest rate is expected. Factors that could affect the refinancing and restructuring of the
Company's debt include changes in the credit markets and interest rate environment, the credit appraisal of the Company by prospective lenders, and the final proposed pricing and terms of the new credit facilities. Management may also enter into future interest rate hedging transactions if deemed advantageous.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A number of the Company's restaurant team members are paid at the minimum wage and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, various proposals are presently being discussed and voted upon in the U.S. Congress. News reports suggest that the Federal minimum wage may increase by $1 per hour to $6.15 with a two to three year phase-in period, commencing in early-2000. The Company is typically able to increase its menu prices to cover most of the payroll rate increases.

The Company considers its current price structure to be very competitive. The Company considers this factor, among others, when passing increased costs on to its customers. Annual menu price increases have consistently ranged from 2% to 4%.


YEAR 2000

The   Company  recognizes  the  need  to  ensure  that   its
operations will not be adversely impacted by software failures associated with programming incompatibilities with the year 2000 ("Y2K"). In 1997, the Company identified
those   systems  that  were  not  Y2K-compliant  and   began
researching  conversion  and replacement  options.   Further
investigation, including a review by an outside consultant of the operating environment related to the Company's principal financial applications, continued throughout much of 1998. Costs associated with the Y2K plan that represent
significant   functional  or  technology  improvements   are
capitalized.   Other  costs  related  principally   to   Y2K
compatibility are charged to expense as incurred.  The total
cost  of  the  Y2K  remediation  project  is  estimated   at
$512,000, consisting of approximately $259,000 of capital and $253,000 of expense costs. All funding is expected to come from operating cash flows. At September 29, 1999, approximately $139,000 of capital and $188,000 of expense had been spent on the project.

The Company's Information Technology department is leading the Company's Y2K efforts. Reports on Y2K remediation efforts are made periodically to the Company's senior management and quarterly to the Company's Board of
Directors. At December 30, 1998, conversion of all major corporate office financial systems (general ledger, accounts payable, payroll and benefits) was complete. Upgrades to critical store-level systems were completed by the end of the third quarter of 1999, and remediation steps for the corporate office's personal computers were also completed by the end of the third quarter. In July 1999, a multi-functional team tested the Y2K-readiness of the Company's current software and hardware solutions by performing critical store operations and corporate financial functions with systems set with a year 2000 date. The test was very successful with only minor issues identified, and all such issues were subsequently corrected. As of September 29, 1999, the only remaining software remediation work involved several non-critical corporate applications. The re-programming of these applications is expected to be completed by the end of November 1999.

As part of its Y2K planning, the Company has identified vendors whose goods and services are believed to be critical to the Company's ability to operate its restaurants. The Company's principal food distributor has informed the Company that all of its systems related to the procurement and delivery of food and other products to the Company's restaurants were fully Y2K-compliant at the end of 1998. The Company's credit card processor has also informed the Company that its systems are now fully Y2K-compliant. Furthermore, the credit card terminals used in the Company's restaurants are already processing credit cards with post-1999 expiration dates, and the processor has indicated that no additional software modifications to the terminals will be necessary. Finally, the Company has sent questionnaires to its numerous depository and disbursement banks and utility providers in order to ascertain their ability to deliver services on January 1, 2000 and beyond. Responses to these questionnaires were very guarded and therefore not adequately informative. Corporate personnel are currently contacting these providers or reviewing their web sites in order to ascertain their degree of Y2K compliance. Due to the computer systems used to manage the operations of the Company's restaurants, electrical and telephone service to the Company's corporate office is considered critical. The utility company providing electricity and water to the corporate office has assured Company management that its systems as well as those of its suppliers are Y2K-compliant. The web sites of the corporate office's local and long-distance providers indicate that service will not be interrupted on January 1, 2000.

The Company's stores depend upon computers for point-of-sale ("POS") transactions, data and purchase order transmissions, labor scheduling and payroll processes, and inventory and food cost records. Other technology-dependent functions at the stores are not significant. Management believes that its Y2K efforts have addressed the stores' critical technology-dependent functions. The Company is developing contingency plans in the event of the failure of critical support systems, including banking and utility services, and expects such plans to be completed during the fourth quarter of 1999. In addition, any material disruption in the general economy as a result of Y2K issues could adversely affect the Company's operations.


FORWARD-LOOKING INFORMATION

In  accordance  with  the safe harbor  provisions  of  the
Private  Securities Litigation Reform  Act  of  1995,  the
Company  cautions that the statements in this  report  and
elsewhere,  which  are forward-looking and  which  provide
other  than  historical  information,  involve  risks  and
uncertainties that may impact the Company's actual results
of  operations.  All statements other than  statements  of
historical  fact  that  address  activities,   events   or
developments that the Company expects or anticipates  will
or  may  occur  in the future, including  such  things  as
deadlines  for  completing  projects,  expected  financial
results,  results  of  Y2K  remediation,  and  other  such
matters   are  forward-looking  information.   The   words
"estimate",  "plans",  "anticipate", "expects",  "intend",
"believe",   and  similar  expressions  are  intended   to
identify  forward-looking statements.  All forward-looking
information reflects the Company's best judgment based  on
current  information.  However, there can be no  assurance
that  other factors will not affect the accuracy  of  such
information.   While it is not possible  to  identify  all
factors,  the  following  could cause  actual  results  to
differ  materially  from  expectations:  general  economic
conditions;   competition;  developments   affecting   the
continued operation of the restaurants' buffet lines; real
estate availability; food and labor supply costs; food and
labor  availability; weather fluctuations;  interest  rate
fluctuations; stock market conditions; and other risks and
factors  described  from time to  time  in  the  Company's
reports filed with the Securities and Exchange Commission,
including the Company's annual report on Form 10-K for the
fiscal  year ended December 30, 1998.  The ability of  the
Company  to open new restaurants depends upon a number  of
factors,  including its ability to find suitable locations
and negotiate acceptable land acquisition and construction
contracts,  its  ability to attract and retain  sufficient
numbers  of restaurant managers and team members, and  the
availability of reasonably priced capital.  The extent  of
the  Company's  stock repurchase program during  1999  and
future years depends upon the financial performance of the
Company's restaurants, the investment required to open new
restaurants,  share price, the availability of  reasonably
priced capital, the financial covenants contained in  loan
agreements,  and  the  maximum debt and  share  repurchase
levels  authorized  by the Company's Board  of  Directors.
Factors  that could result in the Company not  being  Y2K-
compliant by January 1, 2000 include, but are not  limited
to   the  following:  failure  to  detect  Y2K  system  or
programming  incompatibilities  in  existing  systems   or
software;  other programming incompatibilities related  to
purchased  or internally-developed software; the inability
to verify Y2K compliance by third parties; non-delivery of
Y2K-compliant  solutions  from  developers  of   purchased
software; and the inability to engage or retain adequate personnel, either internal or external, to correct Y2K system and programming issues.


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

Item 5.                                 Other Information.

       None.

Item 6.                                 Exhibits and Reports
on Form 8-K.

       (a)None.
       (b)On July 6, 1999, the Company filed a report on Form 8-K regarding sales information for June 1999.
          On August 9, 1999, the Company filed a report on Form 8-K regarding sales information for July 1999.
          On September 7, 1999, the Company filed a report on Form 8-K regarding sales information for August 1999.
          On October 4, 1999, the Company filed a report on Form 8-K regarding sales information for September 1999.
          On November 9, 1999, the Company filed a report on Form 8-K regarding sales information for October 1999.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




November 16, 1999        /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




November 16, 1999        /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
                         Treasurer




November 16 1999         /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller