Form 10-K
period 1999-12-29
RYANS FAMILY STEAKHOUSES INC
filed 2000-03-28
CIK 355622

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 1999
                                    or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 20% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of March 1, 2000, was $345,153,000.

   The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, was 35,743,100 at March 1, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Incorporated Document                    Location in Form 10-K

Portions of 1999 Annual Report of Shareholders   Parts I and II
Portions of Proxy Statement dated March 28, 2000    Part III

                                PART I

ITEM 1.   BUSINESS.

General

  Ryan's Family Steak Houses, Inc., the registrant (together with its subsidiaries referred to hereafter as the "Company"), is a South Carolina corporation that operates a chain of restaurants located principally in the southern and midwestern United States. At December 29, 1999, 289 Company-owned and 23 franchised Ryan's Family Steakhouse restaurants (restaurants using the Ryan's Family Steakhouse format are referred to hereafter as "Ryan's" or "Ryan's restaurant") were in operation. Systemwide sales, which include sales by franchised restaurants, were approximately $704 million in 1999 and $675 million in 1998. Sales by Company-owned restaurants amounted to approximately $665 million in 1999 and $637 million in 1998. The Company, headquartered in Greer, South Carolina, was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. It has no revenues or assets outside the U.S.

  The following table indicates the number of Company-owned restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ending December 29, 1999:

                            Restaurant          Total Open
                Year      Openings, Net        at Year-End
                1995             19                 231
                1996             30                 261
                1997              9                 270
                1998             10                 280
                1999              9                 289

Restaurant Operations

  General. A Ryan's restaurant is a family-oriented restaurant serving a wide variety of foods from the centrally located scatter bars known as the Mega Barr, as well as grilled entrees such as charbroiled USDA Choice steaks, hamburgers, chicken and seafood. The Mega Barr includes fresh and pre-made salad items, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature hot and fresh-from-the-oven cookies, brownies and other bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All Ryan's also offer a variety of non-alcoholic beverages. All restaurants have their Mega Barsr in a scatter bar format. This format breaks the Mega Barr into five island bars for easier customer access and more food variety.

  Most Ryan's are open seven days a week. New restaurants are generally closed on Mondays for their first two to three months of operation. Typical hours of operation are 11:00 a.m. to 9:30 p.m. Sunday through Thursday and 11:00 a.m. to 10:30 p.m. Friday and Saturday. The average customer count per restaurant during 1999 was approximately 6,800 per week, and the average meal price per person was $6.59 (including beverage). Management believes that the average table turns over every 30 to 45 minutes.

  Each Company-owned Ryan's is located in a free-standing masonry building that ranges in size from approximately 10,000 to 11,500 square feet. The interior of most restaurants contains two or three dining rooms, seating approximately 300 to 500 persons in total, an area where customers both order and pay for their meals and a kitchen. The focal points of the main dining room are the Mega Barr and a bakery bar. The parking lots at the restaurants vary in size, with available parking ranging from 125 to 200 cars.

  Restaurant Management and Supervision. The Company emphasizes standardized operating and control systems together with comprehensive recruiting and training programs in order to maintain food and service quality. In each Ryan's restaurant, the management team typically consists of a general manager or operating partner (under the Operating Partner Program described below), a manager, an assistant manager and an associate manager. Management personnel begin employment at the manager trainee level and complete a formal four-week training program at the Company's management training center in Greer, South Carolina, prior to being placed in associate manager positions. All restaurant managers continue their training through various training manuals and classes developed by the Company.

  Each restaurant management team reports to an area supervisor or district partner (under the District Partner Program described below). Individuals in these positions normally oversee the operations of four to eight restaurants and report to one of eight regional directors, a position that may be at the Vice President level and, in any case, reports to the Vice President-Operations. Communication and support from all corporate office departments are designed to assist all restaurant supervisory personnel (collectively referred to hereafter as "Restaurant Supervision") in responding promptly to local concerns.

  All Restaurant Supervision as well as general managers, operating partners and managers participate in incentive bonus programs. Bonuses paid to general managers and managers are based on the monthly sales volume of their individual restaurant with deductions for excess spending in key expense items, such as food cost, payroll and cash shortages. The bonus program for area supervisors and regional directors is based principally upon same-store sales, profitability, "hidden shopper" (service feedback) scores and certain qualitative factors.

  In 1997, the Company initiated an Operating Partner Program in order to provide general managers with an additional career path and an opportunity to share in the profitability of their stores. After being selected and upon a $10,000 investment in Ryan's common stock, a general manager is promoted to Operating Partner and then shares in both the profit improvement and overall profitability of the restaurant. At December 29, 1999, Operating Partners were managing 146 restaurants. The Company's goal is to have from 175 to 200 Operating Partners in place by December 2000.

  In 1999, the Company initiated a District Partner Program in order to reward top-performing area supervisors who were ready to assume additional responsibilities. After being selected and upon a $15,000 investment in Ryan's common stock, an area supervisor is promoted to District Partner and then shares in both the profit improvement and overall profitability of the restaurants under his or her supervision. At December 29, 1999, there were eight District Partners supervising 58 restaurants. The Company's goal is to have an additional three to five District Partners in place by December 2000.

  Advertising. The Company has not relied extensively on advertising, expending less than one percent of restaurant sales during each of the years 1999, 1998 and 1997. In 1999, the Company ran advertising campaigns, consisting of both television and radio, in 30 markets covering 108 Ryan's. Newspaper ads and billboards were used in various other markets. The Company's advertising plan for 2000 is similar in scope to the 1999 program and may be either expanded or contracted depending on various factors such as the Company's overall sales levels, the results of the advertising program at the targeted restaurants and the costs associated with the advertising.

Expansion of Company-Owned Restaurants

  General. At December 29, 1999, the Company owned and operated 289 Ryan's restaurants. During 2000, current plans call for 12 to 14 new Company-owned Ryan's. Target sites for these new restaurants are spread throughout the Company's current 22-state operating area. The Company also plans to relocate four to six restaurants during 2000. Management defines a relocation as a restaurant opened within 12 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. The following table summarizes the Company's openings, closings and relocations during 1999, 1998 and 1997:

                                   1999      1998      1997

          Beginning of year          280       270       261
          New restaurants             12        11        15
          Relocations - opened         6         4         1
          Relocations - closed        (6)       (4)       (1)
          Closings                    (3)       (1)       (6)
          End of year                289       280       270

  Site Selection. The Company employs a real estate manager and uses independent real estate brokers to locate potential new sites and to perform all preliminary site investigative work. Final approval is made by the Company's executive management. Important factors in site selection include population, demographics, proximity to both business and residential areas, traffic count and site accessibility. Another factor in site selection for a Ryan's restaurant is its proximity to other Ryan's because this proximity improves the efficiency of the Company's Restaurant Supervision, advertising programs and distribution network.

  Construction. The Company presently acts as the general contractor for the construction of all of its restaurants. The Company's in-house architectural staff draws up the detailed construction plans that are used by subcontractors selected by a Ryan's project manager to perform the actual construction work. In addition to selecting and scheduling subcontractors, a Ryan's project manager also procures materials, if necessary, and provides general oversight of the construction project. A Ryan's construction superintendent is on site during the construction of each restaurant and closely supervises the progress and workmanship of the project. New restaurants are generally completed approximately four to five months from the commencement of construction. The average cost of a new Ryan's (land, building and equipment) constructed in 1999 was approximately $2.2 million.

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

  The following table indicates the number of franchised restaurants opened each year, net of closings, and the total number of franchised restaurants open at each year-end during the 5-year period ending December 29, 1999:
                                Net
                            Restaurants          Total Open
                Year      Opened (Closed)       at Year-End

               1995            (4)                  26
               1996            (1)                  25
               1997              -                  25
               1998              1                  26
               1999            (3)                  23

  At December 29, 1999, the Company's sole franchise agreement was with Family Steak Houses of Florida, Inc. ("Family") which, at that date, operated 23 Ryan's in central and northern Florida. The present franchise agreement expires in 2010. If Family is in compliance with the franchise agreement at that time and agrees to certain remodeling requirements, Family then has the option to extend the agreement for up to two 10-year renewal periods. The agreement provides that the Company will furnish Family with all the necessary information to construct, equip, manage and operate restaurants under the Ryan's Family Steakhouse name or derivative thereof. It further provides for exclusive territorial protection in certain Florida counties as long as Family operates a specified number of Ryan's restaurants. At
December 29, 1999, Family was required to have 21 restaurants in operation and was therefore in compliance at that date. Under the current agreement, the number of Ryan's required to be operated by Family increases to 23 by year-end 2000 and then increases by two restaurants per year thereafter.

  The franchise agreement with Family was amended in August 1999 in order to revise the number of Ryan's restaurants required to be in operation by Family. A comparison of the old and current requirements follow:

                                Restaurants in Operation
                                Old               Current
              Year-End      Requirement         Requirement

                1999             27                  21
                2000             28                  23
                2001             29                  25
                2002             30                  27
                2003             31                  29
          Subsequent years    +1/year             +2/year

Sources and Availability of Raw Materials

  The Company has a centralized purchasing program which is designed to provide uniform product quality in all restaurants as well as reduced food, beverage and supply costs. The Company's management establishes contracts for approximately 90% of its food and other products from a variety of major suppliers under competitive terms. Purchases under these contracts are delivered to one of three warehouses operated by the Company's principal distributor and then delivered to the restaurants by the distributor. The remaining 10% of the Company's products (principally fresh produce) are purchased locally by restaurant management. The beef used by the Company is obtained from four western suppliers based on price and availability of product. To ensure against interruption in the flow of beef supplies due to unforeseen or catastrophic events, the distributor maintains four to eight weeks supply of sirloin at its warehouses. The Company believes that satisfactory sources of supply are generally available for all the items used regularly in its operations.

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

Competition

  The food service business is highly competitive and is often impacted by changes in the taste and eating habits of the public, economic conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of facilities are also important factors. Ryan's restaurants compete with many units operated or franchised by national, regional and local restaurant companies that offer steak or buffet-style meals. Although the Company believes that its price/value to its customers places it in an excellent competitive posture, during the last few years many operators have upgraded their restaurants to more closely match the Ryan's format and particularly the Mega Bar. The Company also competes with many specialty food outlets and other food vendors.

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

Regulation

  The Company is subject to licensing and regulation by health, sanitation, safety and fire agencies in the states and/or municipalities in which its restaurants are located. The Company's restaurants are constructed to meet local and state building code requirements and are operated in material accordance with state and local regulations relating to the preparation and service of food. Generally the Company has not encountered significant obstacles to opening new restaurants as a result of difficulties or failures in obtaining the required licenses or approvals. However, more stringent or varied requirements of local and state governmental bodies could delay or prevent development of new restaurants in particular locations.

  The Company is subject to the Fair Labor Standards Act, which regulates matters such as minimum wage requirements, overtime and other working conditions, along with the Americans with Disabilities Act and various family leave mandates. A significant number of the Company's restaurant team members are paid at the federal minimum wage, and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no additional increases have been legislated, various proposals are presently being discussed and voted upon in the U.S. Congress. Recent legislation in Congress points to a potential $1.00 per hour increase to $6.15 per hour with a phase-in period ending in either 2001 or 2002. The Company has typically been able to increase menu prices to cover most of the payroll rate increases.

Environmental Matters

  While the Company is not aware of any federal, state or local environmental regulations that will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the impact of possible future legislation or regulation on its operations.

Employees

  At March 1, 2000, the Company employed approximately 19,000 persons, of whom approximately 18,700 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees a very competitive benefit package, which includes life and health insurance, vacation pay and a defined contribution retirement plan. Part-time employees who work at least 28 hours per week are eligible to participate in the Company's life and health insurance plans and also receive vacation pay.

  None  of  the Company's employees are represented by a  union.   The
Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through either Company-operated or franchised restaurants. At December 29, 1999, the Company had no operations outside the continental United States.

  Information regarding the Company's restaurant sales and assets is included in the Company's financial statements, which are incorporated by reference into Part II, Item 8 of this Form 10-K.


ITEM 2. PROPERTIES.

  The Company owns substantially all of its restaurant properties, each of which is a free-standing masonry building that covers approximately 10,000 to 11,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 125 to 200 cars on sites of approximately 75,000 to 130,000 square feet. At December 29, 1999, all restaurant sites, except 13 properties under land leases, were owned by the Company.

  A listing of the number of Ryan's restaurant locations by state as of December 29, 1999 appears on page 4 of the Company's 1999 Annual Report to Shareholders and is incorporated by reference. A detailed listing of Ryan's restaurant locations may be obtained without charge by writing to the Company's principal executive offices, Attention:
Corporate Secretary.

  The Company's corporate offices consist of two office buildings (30,000 square feet and 16,000 square feet) and a 10,000 square foot warehouse facility, all of which are located in Greer, SC. The office buildings (land and building) are owned by the Company. The warehouse facility is leased with an initial term ending in October 2000 and annual renewal terms ending in October 2005.

  From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at December 29, 1999, seven closed restaurant properties were offered for sale. The Company believes that the eventual disposition or non-
disposition of all such properties will not materially affect its business or financial condition, taken as a whole.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                PART II


ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The information regarding trading of the Company's common stock, quarterly market prices and dividends appears under "Common Stock Data" and "Market Price of Common Stock" on page 25 of the Company's 1999 Annual Report to Shareholders and is incorporated by reference.

  At   March  1,  2000,  the  Company's  common  stock  was  held   by
approximately 10,500 stockholders of record through nominee or street name accounts with brokers.

  As further described in Item 7A, the Company is party to a long-term credit agreement involving a revolving credit facility, expiring in January 2005, that prohibits the payment of cash dividends. However, the payment of dividends solely in the Company's common stock is permitted under the terms of the agreement.


ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is included in the "Five-Year Financial Summary" on page 13 of the Company's 1999 Annual Report to Shareholders and is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included on pages 5 through 12 of the Company's 1999 Annual Report to Shareholders and is incorporated by reference.


ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company's exposure to market risk relates primarily to changes in interest rates. Foreign currencies are not used in the Company's operations, and commodities used in the preparation of food at the Company's restaurants are not under purchase contract for more than one year in advance. On January 28, 2000, the Company closed on two loan transactions that refinanced all existing debt balances and added to the Company's credit availability. The first transaction involved the private placement with several insurance companies of $75 million of senior notes due in 2008 with principal payments commencing in 2005, bearing interest at 9.02%. The second transaction involved a $200 million revolving credit facility with several banks due in 2005, bearing interest at various floating interest rates plus a variable spread currently set at 1.625%. Both loans are secured by the stock of the Company's wholly-owned subsidiaries and affiliates.

  While the Company has entered into financial instrument agreements in the past, there were no such agreements outstanding as of December 29, 1999. The Company does not enter into financial instrument agreements for trading or speculative purposes.

  The following table presents information regarding the Company's outstanding long-term debt based on total outstanding debt balances as of December 29, 1999 and the terms of the loan agreements that closed and refinanced all existing debt on January 28, 2000. The contractually required principal repayments and their related average interest rates by maturity date are presented in the table. For the variable rate debt, average interest rate is based on the two-month London Interbank Offered Rate ("LIBOR") as of January 28, 2000 plus the applicable margin of 1.625%. The applicable margin could decrease in future years depending upon changes to the Company's leverage ratio.

                          As of December 29, 1999
                         Expected Maturity Dates

                                                  There-       Fair
                    2000  2001  2002  2003  2004  after  Total Value
Liabilities
 (in millions)
Long-term debt -
  Variable rate      -     -     -     -     -    $97.4  97.4  97.4
     Average
      interest rate 7.5%  7.5%  7.5%  7.5%  7.5%   7.5%  7.5%
  Fixed rate         -      -     -     -     -   $75.0  75.0  75.0
     Average
      interest rate 9.0%  9.0%  9.0%  9.0%  9.0%   9.0%  9.0%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's financial statements, unaudited quarterly financial information and the independent auditors' report are included on pages 14 through 23 of the Company's 1999 Annual Report to Shareholders and are incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                               PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000 under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.EXECUTIVE COMPENSATION.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000 under the headings "Election of Directors - Compensation of Directors", "Compensation Committee Interlocks, Insider Participation and Related Party Transactions", "Executive Compensation and Other Information", "Report of the Compensation Committee" and "Performance Graph."


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000 under the headings "Election of Directors", "Certain Beneficial Owners of Common Stock" and "Executive Officers."


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000 under the headings "Compensation Committee Interlocks, Insider Participation and Related Party Transactions" and "Executive Compensation and Other Information - Deferred Compensation - Salary Continuation Agreement."


                                PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
        K.

  (a)1-2Financial statements filed as part of this Form 10-K are listed in the "Index to Financial Statements", at page 15.

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

                *10.21     Executive Bonus Plan, commencing in fiscal
                year 1998:  Incorporated by reference to Exhibit
                10.23 to the 1997 10-K.

                10.22 Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc.:
                Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 28, 1994 (Commission file no. 0-10943).

      10.22.1 Amendment dated October 3, 1996 to the Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994.

                10.22.2 Amendment dated August 31, 1999 to the Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994 and amended on October 17, 1994 and October 3, 1996.

                10.23      Ryan's Family Steak Houses, Inc. and
                Wachovia Bank of North Carolina, N.A., as Rights
                Agent, Shareholder Rights Agreement dated as of
                January 26, 1995:  Incorporated by reference to
                Exhibit 2 to the report on Form 8-K filed with the Commission on February 9, 1995 (Commission file no. 0-10943).

                10.24 Credit Agreement dated as of January 28, 2000 among Ryan's Family Steak Houses, Inc. (the "Borrower"), the domestic subsidiaries of the Borrower, as Guarantors, Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent, SunTrust Bank, Atlanta, as Senior Managing Agent, and certain other banks signatory thereto.

                10.25     Note Purchase Agreement between Ryan's
                Family Steak Houses, Inc. and various lenders for $75,000,000 of 9.02% Senior Notes due January 28,
                2008.

                *10.26    Form of Split-Dollar Life Insurance
                Agreement by and between the Company and each of Messrs. Way, McCranie, Graham, Grant, Hart, Jamison and Shaw and Ms. Gleitz and Ms. Turbow.

                *10.27    Deferred Compensation Plan, effective as of
                August 1, 1999.

                13.1 Ryan's Family Steak Houses, Inc. 1999 Report to Shareholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as a part hereof).

                21.1       Subsidiaries of the Company.

                23.1       Consent of Independent Auditors.

                27         Financial Data Schedule (electronic filing
                only).

                99.1       Ryan's Family Steak Houses, Inc. Proxy
                Statement for the Annual Meeting of Shareholders, dated March 28, 2000.

                *          This is a management contract or
                compensatory plan or arrangement.

  (b) On October 4, 1999, November 8, 1999, December 6, 1999, January 3, 2000, February 7, 2000 and March 6, 2000, the Company filed reports on Form 8-K regarding sales information for September 1999, October 1999, November 1999, December 1999, January 2000, and February 2000, respectively.

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

                            RYAN'S FAMILY STEAK HOUSES, INC.
March 28, 2000

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

Signature                 Title                   Date

/s/Charles D. Way        Chairman, President and  March 28, 2000
Charles D. Way           Chief Executive Officer

/s/G. Edwin McCranie     Director and Executive   March 28, 2000
G. Edwin McCranie        Vice President

/s/James D. Cockman      Director                 March 28, 2000
James D. Cockman

/s/Barry L. Edwards      Director                 March 28, 2000
Barry L. Edwards

/s/Brian S. MacKenzie    Director                 March 28, 2000
Brian S. MacKenzie

/s/Harold K. Roberts, Jr.   Director              March 28, 2000
Harold K. Roberts, Jr.

/s/James M. Shoemaker, Jr.  Director              March 28, 2000
James M. Shoemaker, Jr.

/s/Fred T. Grant, Jr.    Vice President - Finance, March 28, 2000
Fred T. Grant, Jr.       Treasurer and Assistant
                         Secretary (Principal Financial
                         and Accounting Officer)

                   RYAN'S FAMILY STEAK HOUSES, INC.

                     INDEX TO FINANCIAL STATEMENTS

  The following financial statements of the Registrant included in the Annual Report to Shareholders for the year ended December 29, 1999, are incorporated herein by reference. With the exception of the pages listed below and other information incorporated in this report on Form 10-K, the 1999 Annual Report to Shareholders is not deemed "filed" as part of this report.

                                 Page Reference
                                in Annual Report

Independent Auditors' Report           23

Consolidated Statements of Earnings    14

Consolidated Balance Sheets            15

Consolidated Statements of Cash Flows  16

Notes to Financial Statements        17-23

  All financial statement schedules have been omitted since the required information is not applicable or the information required is included in the consolidated financial statements or the notes thereto.