Form 10-Q
period 2000-03-29
RYANS FAMILY STEAKHOUSES INC
filed 2000-05-15
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended March 29, 2000

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

The number of shares outstanding of each of the registrant's classes of common stock as of March 29, 2000:

       32,464,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Quarter Ended
                               March 29,      March 31,
                                  2000           1999

Restaurant sales               $ 168,272        159,579

Operating expenses:
 Food and beverage                63,280         61,740
 Payroll and benefits             50,583         47,286
 Depreciation                      6,725          6,354
 Other operating expenses         21,486         19,804
   Total operating expenses      142,074        135,184

General and administrative expenses8,301          7,556
Interest expense                   3,080          1,765
Revenues from franchised restaurants(298)         (291)
Other income, net                  (762)          (762)
Earnings before income taxes      15,877         16,127
Income taxes                       5,779          5,906

   Net earnings                $  10,098         10,221

Net earnings per common share:
 Basic                         $     .29            .26
 Diluted                             .29            .26

Weighted-average shares:
 Basic                            34,992         39,092
 Diluted                          35,291         39,913

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                              March 29,     December 29,
                                 2000           1999
ASSETS                         (Unaudited)
Current assets:
 Cash and cash equivalents     $   1,603            642
 Receivables                       3,031          3,027
 Inventories                       5,129          4,663
 Deferred income taxes             4,342          4,342
 Prepaid expenses                  1,153            500
   Total current assets           15,258         13,174

Property and equipment:
 Land and improvements           121,347        119,950
 Buildings                       340,059        333,337
 Equipment                       183,691        177,857
 Construction in progress         31,422         35,074
                                676,519        666,218
 Less accumulated depreciation   164,176        157,439
   Net property and equipment    512,343        508,779
Other assets                       6,090          3,874
                              $ 533,691        525,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                 14,282         11,891
 Income taxes payable              7,841          2,997
 Accrued liabilities              31,254         30,436
   Total current liabilities      53,377         45,324

Long-term debt                   194,000        172,375
Deferred income taxes             24,793         24,735
   Total liabilities             272,170        242,434

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 32,464,000 shares in 2000
 and 35,855,000 shares in 1999    32,464         35,855
 Additional paid-in capital         -               703
 Retained earnings               229,057        246,835
   Total shareholders' equity    261,521        283,393
Commitments
                               $ 533,691        525,827

See accompanying notes to consolidated financial statements.

        RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                               Three Months Ended
                                            March 29,      March 31,
                                              2000           1999
Cash flows from operating activities:
 Net earnings                              $   10,098         10,221
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                7,143          6,832
    Gain on sale of property and equipment        (72)           (87)
   Decrease (increase) in:
     Receivables                                   (4)          (287)
     Inventories                                 (466)          (137)
     Prepaid expenses                            (653)           126
     Other assets                              (2,287)            24
   Increase (decrease) in:
     Accounts payable                           2,391          4,986
     Income taxes payable                       4,844          3,684
     Accrued liabilities                          818         (1,617)
     Deferred income taxes                         58             59

Net cash provided by operating activities      21,870         23,804

Cash flows from investing activities:
 Proceeds from sale of property and equipment   2,993          3,466
 Capital expenditures                         (13,557)       (12,565)

Net cash used in investing activities         (10,564)        (9,099)

Cash flows from financing activities:
   Net repayment of notes payable             (91,000)        (6,400)
 Repayment of long-term debt                  (81,375)           -
  Proceeds  from issuance of long-term debt   194,000            -
 Proceeds from issuance of common stock           336          1,273
 Purchases of common stock                    (32,306)       (10,592)

Net cash used in financing activities         (10,345)       (15,719)

Increase (decrease) in cash and cash equivalents  961         (1,014)

Cash and cash equivalents - beginning of period   642          1,502

Cash and cash equivalents - end of period  $    1,603            488

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)

          I.  For the Three Months ended March 29, 2000

                              $1 Par Value  Additional
                                 Common     Paid-In    Retained
                                 Stock      Capital    Earnings   Total

Balances at December 29, 1999  $35,855         703     246,835   283,393

  Net earnings                    -             -       10,098    10,098
  Issuance of common stock
   under Stock Option Plans         43         293        -          336
  Purchases of common stock     (3,434)       (996)    (27,876)  (32,306)

Balances at March 29, 2000     $32,464          -      229,057   261,521

         II.  For the Three Months ended March 31, 1999

                             $1 Par Value  Additional
                                 Common    Paid-In    Retained
                                  Stock    Capital    Earnings   Total

Balances at December 30, 1998   $39,158     1,274     239,940   280,372

  Net earnings                     -         -         10,221    10,221
  Issuance of common stock
   under Stock Option Plans         184     1,089        -        1,273
  Purchases of common stock        (876)   (2,363)     (7,353)  (10,592)

Balances at March 31, 1999      $38,466      -        242,808   281,274

See accompanying notes to consolidated financial statements.


                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 29, 2000
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 291 Company-owned and 22 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries and affiliates. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended March 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1999.

Note 3.  New Accounting Pronouncement and Reclassification

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on its intended use. The provisions of SFAS No. 133 must be adopted by the beginning of 2001. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption. As noted in "Liquidity and Capital Resources", the Company was not a party to any interest rate derivative agreements at March 29, 2000. The Company does not enter into derivative instrument agreements for trading or speculative purposes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended March 29, 2000 versus March 31, 1999

Restaurant sales during the first quarter of 2000 increased by 5.5% over the comparable quarter of 1999. The sales growth resulted from the 3.1% unit growth of Company-owned restaurants, which totaled 291 at March 29, 2000 and 281 at March 31, 1999, and from a 1.1% increase in same-store sales. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. The first quarter's sales increase represents the ninth consecutive quarter of higher same-store sales and compares well to the 1.5% same-store sales increase experienced during the first quarter of 1999.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 84.4% during the first quarter of 2000 compared to 84.7% in 1999. Food and beverage costs decreased to 37.6% of sales in 2000 from 38.7% of sales in 1999 due to lower dairy, vegetable and soybean-based product costs, partially offset by higher beef costs. Payroll and benefits increased to 30.1% of sales in 2000 from 29.6% of sales in 1999 due principally to higher hourly payroll costs and store management bonuses. All other operating costs, including depreciation, increased to 16.8% of sales in 2000 from 16.4% of sales in 1999 due principally to higher maintenance and repair costs and higher store pre-opening charges. Based on these factors, the Company's operating margin at the restaurant level increased to 15.6% of sales in the first quarter of 2000 from 15.3% of sales in 1999.

General  and administrative expenses increased  to  4.9%  of
sales  in  2000  compared to 4.7% of  sales  in  1999.   The
Company experienced higher outside consulting, hiring and travel costs during the first quarter of 2000.

Interest expense for the first quarters of 2000 and 1999 amounted to 1.8% and 1.1% of sales, respectively. Due to the Company's stock repurchase program (see "Liquidity and Capital Resources"), total debt increased from $159.0 million from the first quarter of 1999 to $194.0 million at March 29, 2000. The effective average interest rate was 7.8% during the first quarter of 2000 compared to 5.6% in 1999. The increase in the effective interest rate resulted from the refinancing of all existing debt balances in January 2000 (see "Liquidity and Capital Resources") as well as from a rising interest rate environment. Due to these factors, interest costs are expected to be higher for all of 2000 when compared to 1999.

Effective income tax rates of 36.4% and 36.6% were used  for
the  first  quarters  of 2000 and 1999,  respectively.   The
lower rate in 2000 resulted from the favorable impact of various tax-planning strategies.

Net earnings for the first quarter amounted to $10.1 million in 2000 compared to $10.2 million in 1999. Due to an 11.6% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 11.5% to 29 cents in 2000 compared to 26 cents in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At March 29, 2000, the Company's working capital was a $38.1 million deficit compared to a $32.2 million deficit at December 29, 1999. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $21.9 million for the first three months of 2000 and $74.8 million for the year ended December 29, 1999.

Total capital expenditures for the first three months of 2000 amounted to $13.6 million. The Company opened five and closed three Ryan's restaurants during the first three months of 2000. This activity included two openings and three closings related to relocated restaurants. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For all of 2000, the Company plans to open a total of 17 to 19 Ryan's, including four to six relocations. Total capital expenditures for 2000 are estimated at $53 million. Expansion of Company-owned restaurants is expected to occur in states within the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The  Company began a stock repurchase program in March  1996 and is currently authorized to repurchase a total of 30.0 million shares of the Company's common stock through December 2002. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first three months of 2000, the Company purchased 3.4 million shares at an aggregate cost of $32.3 million. Since the beginning of the program in March 1996, approximately
22.2 million shares, or 42% of total shares available at the beginning of the program, had been purchased at an aggregate cost of $210.4 million. Management intends to proceed with the repurchase program during 2000, subject to the continued availability of capital and the other factors described below in "Forward-Looking Information".

The extent of the Company's external funding requirements for 2000 is dependent upon the level of stock repurchase transactions during the year. Based on current target debt levels, a maximum repurchase scenario would require approximately $15 million of additional borrowings during the remainder of 2000. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure at March 29, 2000 consisted of $75 million of 9.02% senior notes and $119 million in outstanding notes under a $200 million revolving credit facility. The senior notes are due in 2008 with principal payments commencing in 2005. The revolving credit facility is due in 2005 and bears interest at various floating interest rates plus a variable spread currently set at 1.625%. After allowances for letters of credit and other items, there was approximately $70 million in funds available under the revolving credit facility. However, the Company's ability to draw on these funds may be limited by restrictions in the loan agreements governing both the senior notes and the revolving credit facility. The loan agreements contain minimum net worth requirements and maximum leverage ratios as well as restrictions on future stock repurchases, dividends, capital expenditures, investments and sales of assets. As of March 29, 2000, the Company exceeded the most restrictive minimum net worth requirement in the agreements by $38.8 million. Both loans are secured by the stock of the Company's wholly-owned subsidiaries and affiliates.

Management believes that its current capital structure is sufficient to meet its 2000 requirements. Interest rates for the revolving credit facility have not been fixed and generally change in response to the London Interbank Offered Rate. The Company has entered into interest rate hedging transactions in the past and, although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, various proposals are presently being discussed and voted upon in the U.S. Congress. Recent legislation in the Congress points to a probable $1.00 per hour increase in the minimum wage to $6.15 per hour with a three-step phase-in process, ending in March 2002. The Company is typically able to increase menu prices to cover most of the payroll rate increases.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Annual menu price increases have consistently ranged from 2% to 4%.


YEAR 2000

Beginning in 1997, the Company invested significant resources to ensure that its operations would not be adversely impacted by software failures associated with programming incompatibilities with the year 2000 ("Y2K"). In 1997, the Company identified those systems that were not Y2K-compliant and began researching conversion and replacement options. At December 30, 1998, conversion of all major corporate office financial systems (general ledger, accounts payable, payroll and benefits) was completed. Upgrades to critical store-level systems as well as remediation steps for corporate office workstations were completed by the end of the third quarter of 1999. The various Y2K-remediation steps taken by the Company were comprehensive and appear to have been successful as no operational or technology problems have been encountered in connection with the commencement of year 2000. Costs associated with the Y2K plan that represented significant functional or technology improvements were capitalized. Other costs that involved Y2K-compatibility were charged to expense as incurred. The total cost of the Y2K remediation project amounted to $521,000, consisting of approximately $261,000 of capital and $260,000 of expense costs. During 1999, approximately $261,000 of capital and $199,000 of expense costs were incurred. Y2K expenditures during the first quarter of 2000 were insignificant.


FORWARD-LOOKING INFORMATION

In  accordance  with  the safe harbor  provisions  of  the
Private  Securities Litigation Reform  Act  of  1995,  the
Company  cautions that the statements in this  report  and
elsewhere,  which  are forward-looking and  which  provide
other  than  historical  information,  involve  risks  and
uncertainties that may impact the Company's actual results
of  operations.  All statements other than  statements  of
historical  fact  that  address  activities,   events   or
developments that the Company expects or anticipates  will
or  may  occur  in the future, including  such  things  as
deadlines  for  completing  projects,  expected  financial
results   and   other  such  matters  are  forward-looking
information.  The words "estimate", "plans", "anticipate",
"expects",  "intend", "believe", and  similar  expressions
are  intended to identify forward-looking statements.  All
forward-looking  information reflects the  Company's  best
judgment based on current information.  However, there can
be  no  assurance that other factors will not  affect  the
accuracy of such information.  While it is not possible to
identify  all  factors, the following could  cause  actual
results  to  differ materially from expectations:  general
economic  conditions; competition; developments  affecting
the  continued operation of the restaurants' buffet lines;
real  estate  availability; food and labor  supply  costs;
food   and   labor  availability;  weather   fluctuations;
interest  rate fluctuations; stock market conditions;  and
other risks and factors described from time to time in the
Company's  reports filed with the Securities and  Exchange
Commission, including the Company's annual report on  Form
10-K  for  the fiscal year ended December 29,  1999.   The
ability  of  the  Company to open new restaurants  depends
upon  a  number of factors, including its ability to  find
suitable   locations   and   negotiate   acceptable   land
acquisition  and construction contracts,  its  ability  to
attract   and  retain  sufficient  numbers  of  restaurant
managers  and  team  members,  and  the  availability   of
reasonably  priced capital.  The extent of  the  Company's
stock  repurchase  program during 2000  and  future  years
depends  upon  the financial performance of the  Company's
restaurants,   the  investment  required   to   open   new
restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in loan agreements, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

        None reportable.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None reportable.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

       (a)None.
       (b)On January 3, 2000, the Company filed a report on Form 8-K regarding sales information for December 1999.
          On  February 7, 2000, the Company filed  a  report
            on  Form  8-K  regarding  sales  information  for
            January 2000.
          On  March  6, 2000, the Company filed a report  on
             Form   8-K   regarding  sales   information   for
             February 2000.
          On April 3, 2000, the Company filed a report on Form 8-K regarding sales information for March 2000.
          On May 8, 2000, the Company filed a report on Form 8-K regarding sales information for April 2000.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




May 15, 2000             /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




May 15, 2000             /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
                         Treasurer




May 15, 2000             /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller