Form 10-Q
period 2000-06-28
RYANS FAMILY STEAKHOUSES INC
filed 2000-08-14
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended June 28, 2000

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

-----------------------------------------------------------------
                             ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X                               No ________

The number of shares outstanding of each of the registrant's classes of common stock as of June 28, 2000:

       32,487,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION


                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)
              (In thousands, except per share data)

                                       Quarter Ended
                                  June 28,       June 30,
                                    2000           1999

Restaurant sales                  $180,960        174,248

Operating expenses:
 Food and beverage                  67,300         66,779
 Payroll and benefits               53,310         50,621
 Depreciation                        6,948          6,553
 Other operating expenses           22,630         21,117
     Total operating expenses      150,188        145,070

General and administrative
   expenses                          9,272         10,207
Interest expense                     3,595          1,854
Revenues from franchised
   restaurants                        (315)          (312)
Other income, net                     (550)          (325)
Earnings before income taxes        18,770         17,754
Income taxes                         6,833          6,497

     Net earnings                $  11,937         11,257

Net earnings per common share:
 Basic                             $   .37            .30
 Diluted                               .36            .29

Weighted-average shares:
 Basic                              32,475         37,555
 Diluted                            32,836         38,286

See accompanying notes to consolidated financial statements.


                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)
              (In thousands, except per share data)


                                        Six Months Ended
                                     June 28,      June 30,
                                      2000           1999

Restaurant sales                  $349,232        333,827

Operating expenses:
 Food and beverage                 130,580        128,519
 Payroll and benefits              103,893         97,907
 Depreciation                       13,673         12,907
 Other operating expenses           44,116         40,921
     Total operating expenses      292,262        280,254

General and administrative
   expenses                         17,573         17,763
Interest expense                     6,675          3,619
Revenues from franchised
   restaurants                        (613)          (603)
Other income, net                   (1,312)        (1,087)
Earnings before income taxes        34,647         33,881
Income taxes                        12,612         12,403

     Net earnings                  $22,035         21,478

Net earnings per common share:
 Basic                             $   .65            .56
 Diluted                               .65            .55

Weighted-average shares:
 Basic                              33,734         38,324
 Diluted                            34,064         39,100

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                    June 28,   December 29,
                                      2000         1999
ASSETS                                (Unaudited)
Current assets:
 Cash and cash equivalents        $  12,782           642
 Receivables                          3,420         3,027
 Inventories                          5,324         4,663
 Deferred income taxes                4,342         4,342
 Prepaid expenses                     1,298           500
  Total current assets               27,166        13,174

Property and equipment:
 Land and improvements              123,157       119,950
 Buildings                          344,389       333,337
 Equipment                          184,952       177,857
 Construction in progress            34,060        35,074
                                    686,558       666,218
 Less accumulated depreciation      168,406       157,439
  Net property and equipment        518,152       508,779
Other assets                          6,698         3,874
                                   $552,016       525,827

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
 Accounts payable                    13,538        11,891
 Income taxes payable                 2,708         2,997
 Accrued liabilities                 38,292        30,436
  Total current liabilities          54,538        45,324
Long-term debt                      199,000       172,375
Deferred income taxes                24,861        24,735
  Total liabilities                 278,399       242,434

Shareholders' equity:
 Common stock of $1.00 par
   value; authorized
   100,000,000 shares;
   issued 32,487,000 shares
   in 2000 and 35,855,000
   shares in 1999                    32,487        35,855
 Additional paid-in capital             136           703
 Retained earnings                  240,994       246,835
  Total shareholders' equity        273,617       283,393
Commitments
                                   $552,016       525,827

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)


                                      Six Months Ended
                                   June 28,      June 30,
                                     2000          1999
Cash flows from operating
   activities:
 Net earnings                     $ 22,035         21,478
 Adjustments to reconcile
   net earnings to net
   cash provided by
   operating activities:
   Depreciation and
    amortization                    14,530         13,721
   Gain on sale of property
    and equipment                      (98)           (94)
   Decrease (increase) in:
     Receivables                      (393)          (623)
     Inventories                      (661)          (369)
     Prepaid expenses                 (798)          (393)
     Other assets                   (2,961)            50
   Increase (decrease) in:
     Accounts payable                1,647          7,329
     Income taxes payable             (289)        (1,725)
     Accrued liabilities             7,856          3,332
     Deferred income taxes             126            124

Net cash provided by operating
    activities                      40,994         42,830

Cash flows from investing
   activities:
 Proceeds from sale of property
   and equipment                     4,398          3,692
 Capital expenditures              (28,066)       (26,205)

Net cash used in investing
   activities                      (23,668)       (22,513)

Cash flows from financing
   activities:
 Net proceeds from (repayment
   of) notes payable               (91,000)         4,700
 Repayment of long-term debt       (81,375)          -
 Proceeds from issuance of
   long-term debt                  199,000           -
 Proceeds from issuance of
   common stock                        495          1,870
 Purchases of common stock         (32,306)       (27,821)

Net cash used in financing
   activities                       (5,186)       (21,251)

Increase (decrease) in cash
   and cash equivalents             12,140           (934)

Cash and cash equivalents -
   beginning of period                 642          1,502

Cash and cash equivalents -
   end of period                $   12,782            568

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)

           I.  For the Six Months ended June 28, 2000

                         $1 Par Value   Additional
                          Common        Paid-In     Retained
                           Stock        Capital     Earnings    Total

Balances at
   December 29, 1999      $35,855         703       246,835    283,393
  Net earnings               -           -           22,035     22,035
  Issuance of common
    stock under Stock
    Option Plans               66         429          -           495
  Purchases of common
   stock                   (3,434)       (996)      (27,876)   (32,306)

Balances at
   June 28, 2000          $32,487         136       240,994    273,617

           II.  For the Six Months ended June 30, 1999

                         $1 Par Value  Additional
                          Common       Paid-In     Retained
                           Stock       Capital     Earnings    Total

Balances at
   December 30, 1998     $39,158       1,274       239,940     280,372
  Net earnings              -           -           21,478      21,478
  Issuance of common
   stock under Stock
    Option Plans             264       1,606          -          1,870
  Purchases of common
   stock                  (2,331)     (2,880)      (22,610)    (27,821)

Balances at
   June 30, 1999         $37,091        -          238,808     275,899

See accompanying notes to consolidated financial statements.
                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 28, 2000
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 295 Company-owned and 22 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries and affiliates. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended June 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1999.

Note 3.  New Accounting Pronouncement and Reclassification

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on its intended use. The provisions of SFAS No. 133 must be adopted by the beginning of 2001. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption. As noted in "Liquidity and Capital Resources", the Company was not a party to any interest rate derivative agreements at June 28, 2000. The Company does not enter into derivative instrument agreements for trading or speculative purposes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended June 28, 2000 versus June 30, 1999

Restaurant sales during the second quarter of 2000 increased
by  3.9%  over  the comparable quarter of 1999.   The  sales
growth resulted from the 3.5% unit growth of Company-owned restaurants, which totaled 295 at June 28, 2000 and 284 at June 30, 1999, and from a 0.2% increase in same-store sales. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and
prior  years.   The second quarter's sales results  represent
the 10th consecutive quarter of higher same-store sales. The same-store sales increase of 0.2% was less than the 1.6% increase experienced in the second quarter of 1999.
Management   believes   that  this   deceleration   resulted
principally  from less aggressive  advertising  in  2000
compared  to  1999.   Advertising  expenditures  during  the
second quarter amounted to approximately $1.4 million in 2000 compared to $2.3 million in 1999.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 83.0% during the second quarter of 2000 compared to 83.3% in 1999. Food and beverage costs decreased to 37.2% of sales in 2000 from 38.3% of sales in 1999 due to lower seafood, poultry, vegetable and soybean-based product costs, partially offset by higher beef costs. Payroll and benefits increased to 29.5% of sales in 2000 from 29.1% of sales in 1999 due principally to general wage pressures affecting both hourly and store management wages, partially offset by lower medical and workers' compensation insurance costs. All other operating costs, including depreciation, increased to 16.3% of sales in 2000 from 15.9% of sales in 1999 due principally to higher utilities, credit card and repair and maintenance costs. Based on these factors, the Company's operating margin at the restaurant level increased to 17.0% of sales in the first quarter of 2000 from 16.7% of sales in 1999.

General and administrative expenses decreased to 5.1% of sales in 2000 compared to 5.9% of sales in 1999. As mentioned above, advertising costs were much lower during the second quarter of 2000. In addition, performance-based bonus costs were lower during the quarter.

Interest  expense for the second quarters of 2000  and  1999
amounted  to 2.0% and 1.1% of sales, respectively.   Due  to
the  Company's stock repurchase program (see "Liquidity  and
Capital  Resources"),  total  debt  increased  from   $170.1
million from the second quarter of 1999 to $199.0 million at June 28, 2000. The effective average interest rate was 8.3% during the second quarter of 2000 compared to 5.5% in 1999. The increase in the effective interest rate was due to a higher interest rate environment and higher lender spreads resulting from the refinancing of all existing debt balances in January 2000 (see "Liquidity and Capital Resources").

Effective income tax rates of 36.4% and 36.6% were used  for
the  second  quarters of 2000 and 1999,  respectively.   The
lower rate in 2000 resulted from the favorable impact of various tax-planning strategies.

Net earnings for the second quarter amounted to $11.9 million in 2000 compared to $11.3 million in 1999. Due to a 14.2% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 24.1% to 36 cents in 2000 compared to 29 cents in 1999.


Six months ended June 28, 2000 versus June 30, 1999

For the six months ended June 28, 2000, restaurant sales were up 4.6% compared to the same period in 1999. Average unit growth for the first six months of 2000 was 3.2%, and same-store sales increased 0.7% in 2000 compared to a 1.6% increase in 1999.

Six-month costs and expenses as detailed above were 83.7% and 84.0% of sales for 2000 and 1999, respectively. During the first six months of 2000, costs and expenses were most affected by lower food and beverage costs (down 1.1% of sales) resulting from lower poultry, pork, soup, vegetable and soy-based product costs, partially offset by higher beef prices. Payroll and benefits increased by 0.4% of sales due
to   general  wage  pressures  affecting  both  hourly   and
management  personnel and higher management bonuses.   Other
operating expenses also increased 0.4% of sales due to higher repairs and maintenance costs, credit card fees and
pre-opening  expenditures.   Based  on  these  factors,  the
Company's operating margin at the restaurant level increased to 16.3% of sales for the first six months of 2000 compared to 16.1% of sales in 1999.

General and administrative expenses decreased 0.3% for the first six months of 2000 resulting principally from lower
media   advertising  as  noted  in  the   second   quarter's
discussion.   Other  factors for the decrease include lower
performance-based bonus costs offset by higher professional fees. Additional debt resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources") and higher interest rates caused interest expense to increase by 0.8% of sales over the prior year.

Effective income tax rates of 36.4% and 36.6% were used  for
the  first  six months of 2000 and 1999, respectively.   The
lower rate in 2000 resulted from the favorable impact of various tax-planning strategies.

Net earnings for the first six months of 2000 amounted to $22.0 million compared to $21.5 million in 1999. Due to a 12.9% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 17.8% to 65 cents in 2000 compared to 55 cents in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At June 28, 2000, the Company's working capital was a $27.4 million deficit compared to a $32.2 million deficit at December 29, 1999. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $41.0 million for the first six months of 2000 and $74.8 million for the year ended December 29, 1999.

Total capital expenditures for the first six months of 2000 amounted to $28.1 million. The Company opened nine and closed three Ryan's restaurants during the first six months of 2000. These numbers include three openings and three closings related to relocated restaurants. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For all of 2000, the Company plans to open 18 Ryan's restaurants, including five relocations. Total capital expenditures for 2000 are estimated at $56.2 million. Expansion of Company-owned restaurants will occur in states within the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The  Company began a stock repurchase program in March  1996 and is currently authorized to repurchase a total of 30.0 million shares of the Company's common stock through December 2002. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. Through June 28, 2000, approximately 22.2 million shares, or 42% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $210.4 million. There were no shares repurchased during the second quarter. Management intends to proceed with the repurchase program during the remainder of 2000, subject to the continued availability of capital and the other factors described below in "Forward-Looking Information". From June 29, 2000 through August 10, 2000 an additional 600,000 shares were purchased at an aggregate cost of $4.9 million.

The extent of the Company's external funding requirements for 2000 is dependent upon the level of stock repurchase transactions during the year. Based on current target debt levels, a maximum repurchase scenario would require approximately $14 million of additional borrowings during the remainder of 2000. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure at June 28, 2000 consisted of $75 million of 9.02% senior notes and $124 million in outstanding notes under a $200 million revolving credit facility. The senior notes are due in 2008 with principal payments commencing in 2005. The revolving credit facility is due in 2005 and bears interest at various floating interest rates plus a variable spread currently set at 1.375%. After allowances for letters of credit and other items, there was approximately $65 million in funds available under the revolving credit facility. However, the Company's ability to draw on these funds may be limited by restrictions in the loan agreements governing both the senior notes and the revolving credit facility. The loan agreements contain minimum net worth requirements and maximum leverage ratios as well as restrictions on future stock repurchases, dividends, capital expenditures, investments and sales of assets. As of June 28, 2000, the Company exceeded the most restrictive minimum net worth requirement in the agreements by $45.0 million. Both loans are secured by the stock of the Company's wholly-owned subsidiaries and affiliates.

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


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, various proposals are presently being discussed and voted upon in the U.S. Congress. Recent legislation in the Congress points to a probable $1.00 per hour increase to $6.15 per hour with a multi-step phase-in process, ending in March 2002. The Company is typically able to increase menu prices to cover most of the payroll rate increases.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Annual menu price increases have consistently ranged from 2% to 4%.


YEAR 2000

Comprehensive  steps were taken  during  1998
and 1999 to ensure that the Company's store and corporate computer systems were operational during the year 2000. No operational or technological problems related to Year 2000 ("Y2K") were encountered at January 1, 2000 and thereafter. The total cost of the Y2K remediation project amounted to $521,000, consisting of approximately $261,000 of capital and $260,000 of expense costs. During 1999, approximately $261,000 of capital and $199,000 of expense costs were
incurred.    Y2K   expenditures  during   2000   have   been
insignificant.


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

Item 5.                                 Other Information.

       None.

Item 6.                                 Exhibits and Reports
on Form 8-K.

       (a)None.
       (b) On April 3, 2000, the Company filed a report on Form 8-K regarding sales information for March 2000.
          On May 8, 2000, the Company filed a report on Form 8-K regarding sales information for April
           2000.
          On June 6, 2000, the Company filed a report on Form 8-K regarding sales information for May
           2000.
          On July 3, 2000, the Company filed a report on Form 8-K regarding sales information for June
           2000.
          On August 7, 2000, the Company filed a report on Form 8-K regarding sales information for July
           2000.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




August 14, 2000          /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
Executive Officer




August 14, 2000          /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Vice President-Finance and
Treasurer




August 14, 2000          /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller