Form 10-Q
period 2000-09-27
RYANS FAMILY STEAKHOUSES INC
filed 2000-11-13
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter ended September 27, 2000

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

The number of shares outstanding of each of the registrant's classes of common stock as of September 27, 2000:

       31,901,000 shares of common stock, $1.00 Par Value

PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Quarter Ended
                            September 27,  September 29,
                                 2000           1999

Restaurant sales               $ 177,797        170,478

Operating expenses:
 Food and beverage                67,050         64,864
 Payroll and benefits             53,109         50,278
 Depreciation                      7,041          6,707
 Other operating expenses         23,481         22,160
   Total operating expenses      150,681        144,009

General and administrative expenses8,933          7,670
Interest expense                   3,507          2,080
Revenues from franchised restaurants(291)         (285)
Other income, net                  (563)          (343)
Earnings before income taxes      15,530         17,347
Income taxes                       5,653          6,475

   Net earnings                $   9,877         10,872

Net earnings per common share:
 Basic                         $     .31            .30
 Diluted                             .31            .29

Weighted-average shares:
 Basic                            32,037         36,474
 Diluted                          32,288         36,986

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                     Nine Months Ended
                            September 27,  September 29,
                                 2000           1999


Restaurant sales               $ 527,029        504,305

Operating expenses:
 Food and beverage               197,630        193,383
 Payroll and benefits            157,002        148,185
 Depreciation                     20,714         19,614
 Other operating expenses         67,597         63,081
   Total operating expenses      442,943        424,263

General and administrative expenses26,506        25,433
Interest expense                  10,182          5,699
Revenues from franchised restaurants(904)         (888)
Other income, net                (1,875)        (1,430)
Earnings before income taxes      50,177         51,228
Income taxes                      18,265         18,878

   Net earnings                $  31,912         32,350

Net earnings per common share:
 Basic                         $     .96            .86
 Diluted                             .95            .84

Weighted-average shares:
 Basic                            33,168         37,707
 Diluted                          33,472         38,395

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                            September 27,   December 29,
                                 2000           1999
ASSETS                         (Unaudited)
Current assets:
 Cash and cash equivalents     $   6,050            642
 Receivables                       3,600          3,027
 Inventories                       5,164          4,663
 Deferred income taxes             4,342          4,342
 Other current assets              1,219            500
   Total current assets           20,375         13,174

Property and equipment:
 Land and improvements           125,090        119,950
 Buildings                       350,551        333,337
 Equipment                       187,794        177,857
 Construction in progress         37,705         35,074
                                701,140        666,218
 Less accumulated depreciation   175,047        157,439
   Net property and equipment    526,093        508,779
Other assets                       7,221          3,874
                               $ 553,689        525,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                 12,491         11,891
 Income taxes payable              6,014          2,997
 Accrued liabilities              37,589         30,436
   Total current liabilities      56,094         45,324

Long-term debt                   194,000        172,375
Deferred income taxes             24,918         24,735
   Total liabilities             275,012        242,434

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 31,901,000 shares
 in 2000 and 35,855,000
 shares in 1999                   31,901         35,855
 Additional paid-in capital           72            703
 Retained earnings               246,704        246,835
   Total shareholders' equity    278,677        283,393
Commitments
                              $ 553,689        525,827

See accompanying notes to consolidated financial statements.

                  RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                 Nine Months Ended
                               September 27,September 29,
                                 2000           1999
Cash flows from operating activities:
 Net earnings                  $  31,912         32,350
 Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
   Depreciation and amortization  22,000         20,882
   Gain on sale of property
     and equipment                  (111)          (115)
   Decrease (increase) in:
     Receivables                    (573)          (495)
     Inventories                    (501)          (363)
     Prepaid expenses               (719)          (157)
     Other assets                 (3,156)            53
   Increase in:
     Accounts payable                600          4,767
     Income taxes payable          3,017            436
     Accrued liabilities           7,153          2,416
     Deferred income taxes           183            189

Net cash provided by operating
   activities                     59,805         59,963

Cash flows from investing activities:
 Proceeds from sale of property
   and equipment                   4,665          6,642
 Capital expenditures            (44,059)       (40,190)

Net cash used in investing
  activities                     (39,394)       (33,548)

Cash flows from financing activities:
  Net proceeds from (repayment  of)
     notes  payable              (91,000)        14,513
  Repayment of long-term debt    (81,375)        (5,812)
  Proceeds from issuance of
   senior notes                   75,000            -
  Net proceeds from revolving
    credit facility              119,000            -
 Proceeds from issuance of
   common stock                      591           1,947
 Purchases of common stock       (37,219)        (37,880)

Net cash used in financing
  activities                     (15,003)        (27,232)

Increase (decrease) in cash
  and cash equivalents             5,408            (817)

Cash and cash equivalents -
   beginning  of  period             642           1,502

Cash and cash equivalents -
   end  of  period            $    6,050             685

See accompanying notes to consolidated financial statements.

                    RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)

        I.  For the Nine Months ended September 27, 2000

                           $1 Par Value Additional
                               Common   Paid-In   Retained
                               Stock    Capital   Earnings   Total

Balances at December 29, 1999  $35,855     703     246,835   283,393

  Net earnings                    -         -       31,912    31,912
  Issuance of common stock
   under Stock Option Plans         80     511        -          591
  Purchases of common stock     (4,034) (1,142)    (32,043)  (37,219)

Balances at September 27, 2000 $31,901      72     246,704   278,677


        II.  For the Nine Months ended September 29, 1999

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


                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 27, 2000
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 299 Company-owned and 22 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries and affiliates. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended September 27, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1999.

Note 3.  New Accounting Pronouncement and Reclassification

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on its intended use. The provisions of SFAS No. 133 must be adopted by the beginning of 2001. The impact of this standard on the Company's financial condition or results of operations will ultimately depend on the amount and type of derivative instruments held at the time of adoption. As noted in "Liquidity and Capital Resources", the Company was not a party to any interest rate derivative agreements at September 27, 2000. The Company does not enter into derivative instrument agreements for trading or speculative purposes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended September 27, 2000 versus September 29, 1999

Restaurant sales during the third quarter of 2000 increased by 4.3% over the comparable quarter of 1999. The sales growth resulted from the 3.9% unit growth of Company-owned restaurants, which totaled 299 at September 27, 2000 and 285 at September 29, 1999, and from a 0.1% increase in same-store sales. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior years. The third quarter's sales results represented the 11th consecutive quarter of higher same-store sales. The same-store sales increase of 0.1% was less than the 2.0% increase experienced during the third quarter of 1999. In 1999 sales results were being driven by the
Company's carving program, which in 1999 was still in its initial year of implementation. Same-store sales in 2000 were driven largely through new product introductions and menu price increases.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 84.7% during the third quarter of 2000 compared to 84.5% in 1999. Food and beverage costs decreased to 37.7% of sales in 2000 from 38.0% of sales in 1999 due to lower seafood, poultry, vegetable and soybean-based product costs, substantially offset by higher beef costs. Sirloin costs were up approximately 30% over 1999 levels resulting in a lesser decrease in overall food costs than experienced during the past several quarters. Based on current bookings, management believes that fourth quarter beef costs will continue to be higher than comparable 1999 levels but, due to a lower rate of increase, will have substantially less impact on food costs during the fourth quarter when compared to the third quarter. Payroll and benefits increased to 29.9% of sales in 2000 from 29.5% of sales in 1999 due principally to general wage pressures affecting both hourly and store management wages, partially offset by lower workers' compensation insurance costs. All other operating costs, including depreciation, increased to 17.2% of sales in 2000 from 16.9% of sales in 1999 due principally to higher utility, credit card and maintenance costs. Based on these factors, the Company's operating margin at the restaurant level decreased to 15.3% of sales in the third quarter of 2000 from 15.5% of sales in 1999.

General and administrative expenses increased to 5.0% of sales in 2000 compared to 4.5% of sales in 1999. A significant portion of the change resulted from the settlement of an employment-related lawsuit during the quarter. Management believes that the settlement, which reduced the third quarter's earnings per share by approximately one cent, is a non-recurring charge and, based on historical and current data, is not indicative of the Company's relations with its workforce. In addition, professional fees and management hiring expenses were higher during the quarter, partially offset by lower performance-based bonus costs.

Interest expense for the third quarters of 2000 and 1999 amounted to 2.0% and 1.2% of sales, respectively. Due to the Company's stock repurchase program (see "Liquidity and Capital Resources"), total debt increased from $174.1 million from the third quarter of 1999 to $194.0 million at September 27, 2000. The effective average interest rate was 8.4% during the third quarter of 2000 compared to 5.9% in 1999. The increase in the effective interest rate was due to a higher interest rate environment and higher lender spreads resulting from the refinancing of all existing debt instruments in January 2000 (see "Liquidity and Capital Resources").

Effective income tax rates of 36.4% and 37.3% were used for the third quarters of 2000 and 1999, respectively. The lower rate in 2000 resulted from the favorable impact of various tax-planning strategies. Also, the prior year's tax rate was increased to adequately provide for various state tax issues.

Net earnings for the third quarter amounted to $9.9 million in 2000 compared to $10.9 million in 1999. Due to a 12.7% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 6.9% to 31 cents in 2000 compared to 29 cents in 1999.


Nine  months  ended September 27, 2000 versus September  29,
1999

For the nine months ended September 27, 2000, restaurant sales were up 4.5% compared to the same period in 1999. Average unit growth for the first nine months of 2000 was 3.5%, and same-store sales increased 0.5% in 2000 compared to a 1.7% increase in 1999. The principal factors behind the year-to-date same-store sales growth are similar to those mentioned in the third quarter's discussion.

Nine-month costs and expenses as noted in the third quarter's discussion were 84.0% and 84.1% of sales for 2000 and 1999, respectively. During the first nine months of 2000, costs and expenses were most affected by lower food and beverage costs (down 0.8% of sales) resulting from lower poultry, pork, soup, vegetable and soy-based product costs, partially offset by higher beef prices. Payroll and benefits increased by 0.4% of sales due to general wage pressures affecting both hourly and management personnel and higher management bonuses. Other operating expenses increased 0.3% of sales due to higher maintenance costs, credit card fees and utility costs. Based on these factors, the Company's operating margin at the restaurant level increased to 16.0% of sales for the first nine months of 2000 compared to 15.9% of sales in 1999.

General and administrative expenses remained unchanged at 5.0% of sales for the first nine months of 2000 and 1999. Higher legal costs, as noted in the third quarter's discussion, and professional fees were offset by lower advertising and performance-based bonus costs. Additional debt resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources") and higher interest rates caused interest expense to increase by 0.8% of sales over the prior year.

Effective income tax rates of 36.4% and 36.9% were used  for
the  first nine months of 2000 and 1999, respectively.   The
lower rate in 2000 resulted from the favorable impact of various tax-planning strategies.

Net earnings for the first nine months of 2000 amounted to $31.9 million compared to $32.3 million in 1999. Due to a 12.8% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 13.2% to 95 cents in 2000 compared to 84 cents in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At September 27, 2000, the Company's working capital was a $35.7 million deficit compared to a $32.2 million deficit at December 29, 1999. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $59.8 million for the first nine months of 2000 and $74.8 million for the year ended December 29, 1999.

Total capital expenditures for the first nine months of 2000 amounted to $44.1 million. The Company opened 14 and closed four Ryan's restaurants during the first nine months of 2000. These numbers include four openings and four closings related to relocated restaurants. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For all of 2000, the Company plans to open 17 Ryan's restaurants, including four relocations. Total capital expenditures for 2000 are estimated at approximately $58 million. Expansion of Company-owned restaurants will occur in states either within or contiguous to the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The  Company began a stock repurchase program in March  1996 and is currently authorized to repurchase a total of 30.0 million shares of the Company's common stock through December 2002. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. Through September 27, 2000, approximately 22.8 million shares, or 43% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $215.4 million. Management intends to continue with the repurchase program during the remainder of 2000, subject to the continued availability of capital and the other factors described below in "Forward-Looking Information". The aggregate cost of repurchases occurring from September 28, 2000 through November 13, 2000 was less than $1 million.

The extent of the Company's external funding requirements for 2000 is dependent upon the level of stock repurchase transactions during the year. Based on current target debt levels, a maximum repurchase scenario would require approximately $40 million of additional borrowings during the remainder of 2000. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure at September 27, 2000 consisted of $75 million of 9.02% senior notes and $119 million in outstanding notes under a $200 million revolving credit facility. The senior notes are due in 2008 with principal payments commencing in 2005. The revolving credit facility is due in 2005 and bears interest at various floating interest rates plus a variable spread currently set at 1.375%. After allowances for letters of credit and other items, there was approximately $72 million in funds available under the revolving credit facility. However, the Company's ability to draw on these funds may be limited by restrictions in the loan agreements governing both the senior notes and the revolving credit facility. The loan agreements contain minimum net worth requirements and maximum leverage ratios as well as restrictions on future stock repurchases, dividends, capital expenditures, investments and sales of assets. As of September 27, 2000, the Company exceeded the most restrictive minimum net worth requirement in the agreements by $45.1 million. Both loans are secured by the stock of the Company's wholly-owned subsidiaries and affiliates.

Management believes that its current capital structure is sufficient to meet its 2000 and 2001 requirements. Interest rates for the revolving credit facility have not been fixed and generally change in response to the London Interbank Offered Rate ("LIBOR"). The Company has entered into interest rate hedging transactions in the past and, although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Recent proposals in the U.S. Congress to increase the minimum wage point to a probable $1.00 per hour increase to $6.15 per hour with a multi-step phase-in period. Implementation dates have not yet been determined. The Company is typically able to increase menu prices to offset most of the payroll rate increases.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing on cost increases to its customers. Annual menu price increases have consistently ranged from 3% to 5%.


FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this report and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as deadlines for completing projects, expected financial results and other such matters are forward-looking information. The words "estimate", "plan", "anticipate", "expect", "intend", "believe", and similar
expressions   are   intended  to  identify   forward-looking
statements.   All forward-looking information  reflects  the
Company's   best  judgment  based  on  current  information.
However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all factors, the following could cause actual results to differ materially from expectations:
general   economic  conditions;  competition;   developments
affecting the continued operation of the restaurants' buffet lines; real estate availability; food and labor supply costs; food and labor availability; weather fluctuations; interest rate fluctuations; stock market conditions; and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 29, 1999. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2000 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in loan agreements, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None reportable.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None reportable.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) 4.1 Amended and Restated Shareholder Rights Agreement dated as of October 16, 2000 between the Company and Equiserve Trust Company, N.A.
         (b) On July 3, 2000, the Company filed a report on Form 8-K regarding sales information for June 2000.
             On August 7, 2000, the Company filed a report on Form 8-K regarding sales information for July 2000.
             On September 5, 2000, the Company filed a report on Form 8-K regarding sales information for August 2000.
             On October 2, 2000, the Company filed a report on Form 8-K regarding sales information for September 2000.
             On November 6, 2000, the Company filed a report on Form 8-K regarding sales information for
            October 2000.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




November 13, 2000        /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




November 13, 2000        /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer




November 13, 2000        /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller