Form 10-K
period 2001-01-03
RYANS FAMILY STEAKHOUSES INC
filed 2001-04-03
CIK 355622

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2001
                                    or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 20% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of March 7, 2001, was $327,582,000.

   The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, was 31,105,100 at March 7, 2001.
                    DOCUMENTS INCORPORATED BY REFERENCE

    Incorporated Document                    Location in Form 10-K

Portions of 2000 Annual Report of Shareholders   Parts I and II
Portions of Proxy Statement dated April 3, 2001     Part III

                                PART I

ITEM 1.   BUSINESS.

General

  Ryan's Family Steak Houses, Inc., the registrant (together with its subsidiaries referred to hereafter as the "Company"), is a South Carolina corporation that operates a chain of restaurants located principally in the southern and midwestern United States. At January 3, 2001, 301 Company-owned and 23 franchised Ryan's Family Steakhouse restaurants (restaurants using the Ryan's Family Steakhouse format are referred to hereafter as "Ryan's" or "Ryan's restaurant") were in operation. Systemwide sales, which include sales by franchised restaurants, were approximately $745 million in 2000 and $704 million in 1999. Sales by Company-owned restaurants amounted to approximately $705 million in 2000 and $665 million in 1999. The Company, headquartered in Greer, South Carolina, was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. It has no revenues or assets outside the U.S.

  The following table indicates the number of Company-owned restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ending January 3, 2001:
                            Restaurant          Total Open
                Year      Openings, Net        at Year-End

                1996             30                 261
                1997              9                 270
                1998             10                 280
                1999              9                 289
                2000             12                 301

Restaurant Operations

  General. A Ryan's restaurant is a family-oriented restaurant serving a wide variety of foods from the centrally located scatter bars known as the Mega Barr, as well as grilled entrees such as charbroiled steaks, hamburgers, chicken and seafood. The Mega Barr includes fresh and pre-made salad items, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature hot and fresh-from-the-oven cookies, brownies and other bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All Ryan's also offer a variety of non-alcoholic beverages. All restaurants have their Mega Barsr in a scatter bar format. This format breaks the Mega Barr into five island bars for easier customer access and more food variety.

  The newest Ryan's design features a display-style grill and cooking area that is in the dining room and very visible and easily accessible to customers. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go the grill and can get hot, cooked-to-order steak, chicken or other meat placed directly from the grill onto their plate. This design was first implemented during 2000, and 14 restaurants, including relocations, were opened with "display cooking". In addition, two existing restaurants were converted in 2000 to the display cooking format. Subject to the results from those and other test stores, management plans to remodel approximately 30 restaurants with the display cooking format during 2001.

  Most Ryan's are open seven days a week with typical hours of operation being 11:00 a.m. to 9:30 p.m. Sunday through Thursday and 11:00 a.m. to 10:30 p.m. Friday and Saturday. The Company is
implementing a program whereby new restaurants, display cooking remodels and certain other restaurants are closed on Mondays. All other hours of operation remain consistent with all other Ryan's. At January 3, 2001, approximately 10% of the Company's restaurants were on this program. Management believes that the Monday-closing program will result in less manager turnover, better overall restaurant operations and no significant loss of restaurant sales.

  The average customer count per restaurant during 2000 was approximately 6,600 per week, and the average meal price per person was $6.87 (including beverage). Management believes that the average table turns over every 30 to 45 minutes.

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

  Each restaurant management team reports to an area supervisor or district partner (under the District Partner Program described below). Individuals in these positions normally oversee the operations of four to eight restaurants and report to one of eight regional directors or regional partners (under the Regional Partner Program described below), positions that may be at the Vice President level and, in any case, report to the Senior Vice President-Operations. Communication and support from all corporate office departments are designed to assist all restaurant supervisory personnel (collectively referred to as "Restaurant Supervision") in responding promptly to local concerns.

  All Restaurant Supervision as well as general managers, operating partners and managers participate in incentive bonus programs. Bonuses paid to general managers and managers are based on the monthly sales volume of their individual restaurant with deductions for excess spending in key expense items, such as food cost, payroll and cash shortages. The bonus program for area supervisors and regional directors is based principally on same-store sales, profitability, "hidden shopper" (service feedback) scores and certain qualitative factors.

  In 1997, the Company initiated an Operating Partner Program in order to provide general managers with an additional career path and an opportunity to share in the profitability of their stores. After being selected and upon a $10,000 investment in Ryan's common stock, a general manager is promoted to Operating Partner and then shares in both the profit improvement and overall profitability of the restaurant. At January 3, 2001, Operating Partners were managing 145 restaurants. The Company's goal is to have approximately 200 Operating Partners in place by January 2002.

  In 1999, the Company initiated a District Partner Program in order to reward top-performing area supervisors who were ready to assume additional responsibilities. After being selected and upon a $15,000 investment in Ryan's common stock, an area supervisor is promoted to District Partner and then shares in both the profit improvement and overall profitability of the restaurants under his or her supervision. At January 3, 2001, there were thirteen District Partners supervising 100 restaurants. The Company's goal is to have an additional five to seven District Partners in place by January 2002.

  In 2000, the Company initiated a Regional Partner Program in order to reward top-performing regional directors who had demonstrated the ability to assume additional responsibilities. After being selected and upon a $20,000 investment in Ryan's common stock, a regional director is promoted to Regional Partner and then shares in the overall profitability of the restaurants under his or her supervision. A Regional Partner's compensation is also affected by same-store sales, "hidden shopper" scores, profit improvement and certain qualitative factors. At January 3, 2001, there were two Regional Partners supervising 96 restaurants. The Company's goal is to have an additional Regional Partner in place by January 2002.

  Advertising. The Company has not relied extensively on advertising, expending less than one percent of restaurant sales during each of the years 2000, 1999 and 1998. In 2000, the Company ran advertising campaigns, consisting of spot television, cable television and radio, in 20 markets covering 89 Ryan's. Newspaper ads and billboards were used in various other markets. The Company reviews its overall advertising plans annually and may or may not utilize television or radio advertising in its annual plan depending on various factors, such as historical sales results from advertising, current and planned restaurant programs and current advertising cost levels.

  The Company also has a local marketing program that focuses on building customer relationships through community involvement. Local marketing may include such activities such as sponsoring a youth sports team, providing a meeting place for organizations or providing food for a special community event. The emphasis is on building relationships at the restaurant level that lead to word-of-mouth advertising and, in turn, to increased restaurant sales. In 2001, management intends to place more emphasis on local marketing. Estimated 2001 expenditures related to the program are expected to be less than 1% of 2001 sales.

Expansion of Company-Owned Restaurants

  General.   At  January 3, 2001, the Company owned and  operated  301
Ryan's restaurants.  During 2001, current plans call for 14 to 16  new
Company-owned  Ryan's, including four relocations.   Target sites for
these new restaurants are spread throughout or contiguous to the Company's current 22-state operating area. Management defines a relocation as a restaurant opened within 12 months after closing
another  restaurant  in  the  same marketing  area.   A  relocation
represents a redeployment  of  assets within  a  market.   The
following table summarizes the Company's openings, closings and relocations during 2000, 1999 and 1998:

                                   2000      1999      1998

          Beginning of year          289       280       270
          New restaurants             13        12        11
          Relocations - opened         4         6         4
          Relocations - closed       (5)       (6)       (4)
          Closings                     -       (3)       (1)
          End of year                301       289       280

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

  Construction. The Company presently acts as the general contractor for the construction of all of its restaurants. The Company's in-house architectural staff draws up the detailed construction plans that are used by subcontractors selected by a Ryan's project manager to perform the actual construction work. In addition to selecting and scheduling subcontractors, a Ryan's project manager also procures materials, if necessary, and provides general oversight of the construction project. A Ryan's construction superintendent is on site during the construction of each restaurant and closely supervises the progress and workmanship of the project. New restaurants are generally completed approximately four to five months from the commencement of construction. The average cost of a new Ryan's (land, building and equipment) constructed in 2000 was approximately $2.5 million.

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

  The following table indicates the number of franchised restaurants opened each year, net of closings, and the total number of franchised restaurants open at each year-end during the 5-year period ending January 3, 2000:

                                Net
                            Restaurants          Total Open
                Year      Opened (Closed)       at Year-End

               1996            (1)                  25
               1997              -                  25
               1998              1                  26
               1999            (3)                  23
               2000              -                  23

  At January 3, 2001, the Company's sole franchise agreement was with Family Steak Houses of Florida, Inc. ("Family") which, at that date, operated 23 Ryan's in central and northern Florida. The present franchise agreement expires in 2010. If Family is in compliance with the franchise agreement at that time and agrees to certain remodeling requirements, Family then has the option to extend the agreement for up to two 10-year renewal periods. The agreement provides that the Company will furnish Family with all the necessary information to construct, equip, manage and operate restaurants under the Ryan's Family Steakhouse name or derivative thereof. It further provides for exclusive territorial protection in certain Florida counties as long as Family operates a specified number of Ryan's restaurants. At January 3, 2001, Family was required to have 23 restaurants in operation and was therefore in compliance at that date. Under the current agreement, the number of Ryan's required to be operated by Family increases to 25 by year-end 2001 and then increases by two restaurants per year thereafter.

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
          Subsequent years    +1/year             +2/year

Sources and Availability of Raw Materials

  The Company has a centralized purchasing program which is designed to provide uniform product quality in all restaurants as well as reduced food, beverage and supply costs. The Company's management establishes contracts for approximately 90% of its food and other products from a variety of major suppliers under competitive terms. Purchases under these contracts are delivered to one of three warehouses operated by the Company's principal distributor and then delivered to the restaurants by the distributor. The remaining 10% of the Company's products (principally fresh produce) are purchased locally by restaurant management. The beef used by the Company is obtained from four western suppliers based on price and availability of product. To ensure against interruption in the flow of beef supplies due to unforeseen or catastrophic events, the distributor maintains up to eight weeks supply of beef at its warehouses.
The Company believes that satisfactory sources of supply are generally available for all the items used regularly in its operations.

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

Competition

  The food service business is highly competitive and is often impacted by changes in the taste and eating habits of the public, economic conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of facilities are also important factors. Ryan's restaurants compete with many units operated or franchised by national, regional and local restaurant companies that offer steak or buffet-style meals. Although the Company believes that its price/value to its customers places it in an excellent competitive position, during the last few years many operators have upgraded their restaurants to more closely match the Ryan's format and particularly the Mega Barr. The Company also competes with many specialty food outlets and other food vendors.

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

  The Company is subject to the Fair Labor Standards Act, which regulates matters such as minimum wage requirements, overtime and other working conditions, along with the Americans with Disabilities Act and various family leave mandates. A significant number of the Company's restaurant team members are paid at the Federal minimum wage, and accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, potential legislation proposing to increase the minimum wage by $1.00 to $6.15 per hour has recently been discussed in the U.S. Congress. Another proposal that increases the minimum wage by $1.50 to $6.55 per hour has also been introduced. The Company has typically been able to increase menu prices to cover most of the payroll rate increases.

Environmental Matters

  While the Company is not aware of any federal, state or local environmental regulations that will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the impact of possible future legislation or regulation on its operations.

Employees

  At March 7, 2001, the Company employed approximately 19,000 persons, of whom approximately 18,700 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees a competitive benefit package, which includes life and health insurance, vacation pay and a defined contribution retirement plan. Part-time employees who work at least 30 hours per week are eligible to participate in the Company's life and health insurance plans and also receive vacation pay.

  None  of  the Company's employees are represented by a  union.   The
Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through either Company-operated or franchised restaurants. At January 3, 2001, the Company had no operations outside the continental United States.

  Information regarding the Company's restaurant sales and assets is included in the Company's financial statements, which are incorporated by reference into Part II, Item 8 of this Form 10-K.

Forward-Looking Information

  In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this annual report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as deadlines for completing projects, expected financial results and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all factors, the following could cause actual results to differ materially from expectations: general economic conditions; competition; real estate availability; food and labor supply costs; food and labor availability; weather fluctuations; interest rate fluctuations; stock market conditions; and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including this Form 10-K. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2001 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the agreements governing both the senior notes and the revolving credit facility, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.


ITEM 2. PROPERTIES.

  The Company owns substantially all of its restaurant properties, each of which is a free-standing masonry building that covers approximately 10,000 to 11,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 125 to 200 cars on sites of approximately 75,000 to 130,000 square feet. At January 3, 2001, all restaurant sites, except 13 properties under land leases, were owned by the Company.

  A listing of the number of Ryan's restaurant locations by state as of January 3, 2001 appears on page 3 of the Company's 2000 Annual Report to Shareholders and is incorporated by reference. A detailed listing of Ryan's restaurant locations may be obtained without charge by writing to the Company's principal executive offices, Attention:
Corporate Secretary.

  The Company's corporate offices consist of two office buildings (30,000 square feet and 16,000 square feet) and a 10,000 square foot warehouse facility, all of which are located in Greer, South Carolina. The office buildings (land and building) are owned by the Company. The warehouse facility is leased with annual renewal terms ending in October 2005.

  From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at January 3, 2001, six closed restaurant properties were offered for sale. The Company believes that the eventual disposition or non-
disposition of all such properties will not materially affect its business or financial condition, taken as a whole.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                PART II


ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The information regarding trading of the Company's common stock, quarterly market prices and dividends appears under "Common Stock Data" and "Market Price of Common Stock" on page 25 of the Company's 2000 Annual Report to Shareholders and is incorporated by reference.

  At   March  7,  2001,  the  Company's  common  stock  was  held   by
approximately 10,500 stockholders of record through nominee or street name accounts with brokers.

  As further described in Item 7A, the Company is party to a long-term credit agreement involving a revolving credit facility, expiring in January 2005, that prohibits the payment of cash dividends. However, the payment of dividends solely in the Company's common stock is permitted under the terms of the agreement.


ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is included in the "Five-Year Financial Summary" on page 13 of the Company's 2000 Annual Report to Shareholders and is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included on pages 5 through 12 of the Company's 2000 Annual Report to Shareholders and is incorporated by reference.


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

  While the Company has entered into financial instrument agreements in the past, there were no such agreements outstanding as of January 3, 2001. The Company does not enter into financial instrument agreements for trading or speculative purposes.

  The following table presents information regarding the Company's outstanding long-term debt based on total outstanding debt balances as of January 3, 2001. The contractually required principal repayments and their related average interest rates by maturity date are presented in the table. For the variable rate debt, average interest rate is based on the two-month London Interbank Offered Rate ("LIBOR") as of January 3, 2001 plus the current applicable margin of 1.375%. The applicable margin is subject to increase up to a maximum of 1.675% or decrease to a minimum of 0.875% in future years depending upon changes to the Company's ratio of funded debt to EBITDA. The fair value of the variable rate debt approximates its carrying amount at January 3, 2001 due to the variable rate provisions of the various debt instruments. The fair value of the fixed rate debt is based on borrowing rates available to the Company for notes with similar terms and average maturities at January 3, 2001.

                           As of January 3, 2001
                         Expected Maturity Dates
                                                   There-       Fair
                    2001  2002  2003  2004   2005  after  Total Value
Liabilities (in millions)
Long-term debt -
  Variable rate      -      -     -     -    $117.0    -   117.0 117.0
     Average
     interest rate  7.8%   7.8%  7.8%  7.8%    7.8%   7.8%   7.8%
  Fixed rate         -      -     -     -    $18.8   56.2   75.0  76.4
     Average
     interest rate  9.0%   9.0%  9.0%  9.0%    9.0%   9.0%   9.0%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's financial statements, unaudited quarterly financial information and the independent auditors' report are included on pages 14 through 23 of the Company's 2000 Annual Report to Shareholders and are incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                               PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2001 under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.EXECUTIVE COMPENSATION.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2001 under the headings "Election of Directors - Compensation of Directors", "Executive Compensation and Other Information", "Report of the Compensation Committee" and "Performance Graph."


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2001 under the headings "Election of Directors", "Certain Beneficial Owners of Common Stock" and "Executive Officers."


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2001 under the heading "Executive Compensation and Other Information - Deferred Compensation - Salary Continuation Agreement."


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

                3.2  Bylaws of the Company:  Incorporated by
                reference to Exhibit 4(b) to the Form S-3.

                3.2.1 Amendment to By-Laws of the Company, dated October 25, 1990: Incorporated by reference to
                Exhibit 3.3 to the 1991 10-K.

                3.2.2 Amendment to By-Laws of the Company, dated January 28, 1999: Incorporated by reference to
                Exhibit 3.2.2 to the Annual Report on Form 10-K for the period ended December 29, 1999 (Commission file no. 0-10943) (the "1999 10-K").

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

      10.22.1 Amendment dated October 3, 1996 to the Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994: Incorporated by reference to
                Exhibit 10.22.1 to the 1999 10-K.

                10.22.2 Amendment dated August 31, 1999 to the Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994 and amended on October 17, 1994 and October 3, 1996. 1994: Incorporated by reference to Exhibit 10.22.2 to the 1999 10-K.

                10.23      Ryan's Family Steak Houses, Inc. and
                Wachovia Bank of North Carolina, N.A., as Rights
                Agent, Shareholder Rights Agreement dated as of
                January 26, 1995:  Incorporated by reference to
                Exhibit 2 to the report on Form 8-K filed with the Commission on February 9, 1995 (Commission file no. 0-10943).

                10.24 Credit Agreement dated as of January 28, 2000 among Ryan's Family Steak Houses, Inc. (the "Borrower"), the domestic subsidiaries of the Borrower, as Guarantors, Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent, SunTrust Bank, Atlanta, as Senior Managing Agent, and certain other banks signatory thereto: Incorporated by reference to
                Exhibit 10.24 to the 1999 10-K.

                10.25 Note Purchase Agreement between Ryan's Family Steak Houses, Inc. and various lenders for $75,000,000 of 9.02% Senior Notes due January 28, 2008: Incorporated by reference to Exhibit 10.25 to the 1999 10-K.

                *10.26    Form of Split-Dollar Life Insurance
                Agreement by and between the Company and each of Messrs. Way, McCranie, Graham, Grant, Hart, Jamison and Shaw and Ms. Gleitz and Ms. Turbow: Incorporated by reference to Exhibit 10.26 to the 1999 10-K.

                *10.27    Deferred Compensation Plan, effective as of
                August 1, 1999:  Incorporated by reference to Exhibit
                10.27 to the 1999 10-K.

                *10.28+   Form of Employment, Noncompetition and
                Severance Agreement by and between the Company and each of Messrs. Way, McCranie, Grant, Graham, and
                Hart and Ms. Gleitz and Ms. Turbow.

                13.1+      Ryan's Family Steak Houses, Inc. 2000
                Report to Shareholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as a part hereof).

                21.1+      Subsidiaries of the Company.

                23.1+      Consent of Independent Auditors.

                *          This is a management contract or
                compensatory plan or arrangement.
                +          Filed with this Form 10-K.


  (b) On October 2, 2000, November 6, 2000, December 4, 2000, January 9, 2001, February 12, 2001 and March 12, 2001, the Company filed reports on Form 8-K regarding sales information for September 2000, October 2000, November 2000, December 2000, January 2001, and February 2001, respectively.

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

                            RYAN'S FAMILY STEAK HOUSES, INC.
April 3, 2001

                            By:/s/Fred T. Grant, Jr.
                            Fred T. Grant, Jr.
                            Senior Vice President -
                            Finance, Treasurer and
                            Assistant Secretary
                            (Principal Financial and
                            Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date

/s/Charles D. Way        Chairman, President and  April 3, 2001
Charles D. Way           Chief Executive Officer

/s/G. Edwin McCranie     Director and Executive   April 3, 2001
G. Edwin McCranie        Vice President

/s/James D. Cockman      Director              April 3, 2001
James D. Cockman

/s/Barry L. Edwards      Director              April 3, 2001
Barry L. Edwards

/s/Brian S. MacKenzie    Director              April 3, 2001
Brian S. MacKenzie

/s/Harold K. Roberts, Jr.   Director           April 3, 2001
Harold K. Roberts, Jr.

/s/James M. Shoemaker, Jr.  Director           April 3, 2001
James M. Shoemaker, Jr.

/s/Fred T. Grant, Jr.    Senior Vice President - Finance,   April 3, 2001
Fred T. Grant, Jr.       Treasurer and Assistant
                         Secretary (Principal Financial
                         and Accounting Officer)


                   RYAN'S FAMILY STEAK HOUSES, INC.

                     INDEX TO FINANCIAL STATEMENTS

  The following financial statements of the Registrant included in the Annual Report to Shareholders for the year ended January 3, 2001, are incorporated herein by reference. With the exception of the pages listed below and other information incorporated in this report on Form 10-K, the 2000 Annual Report to Shareholders is not deemed "filed" as part of this report.

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