Form 10-Q
period 2001-04-04
RYANS FAMILY STEAKHOUSES INC
filed 2001-05-21
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended April 4, 2001

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

The number of shares outstanding of each of the registrant's classes of common stock as of April 4, 2001:

       30,486,000 shares of common stock, $1.00 Par Value


                RYAN'S FAMILY STEAK HOUSES, INC.

                              INDEX

Part I -  Financial Information

     Consolidated Statements of Earnings (Unaudited) -
     Quarters Ended April 4, 2001 and March 29, 2000       3
     Consolidated Balance Sheets -
     April 4, 2001 (Unaudited) and January 3, 2001         4
     Consolidated Statements of Cash Flows (Unaudited) -
     Three Months Ended April 4, 2001 and March 29, 2000
                                                           5
     Consolidated Statements of Shareholders' Equity
     (Unaudited) -
     Three Months Ended April 4, 2001 and March 29, 2000
                                                           6
     Notes to Consolidated Financial Statements (Unaudited)
                                                           7
     Management's Discussion and Analysis of Financial
     Condition
     and Results of Operations                          8 - 11

Part II - Other Information                               11

Signatures                                                12

PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                           Quarter Ended
                                     April 4,      March 29,
                                       2001           2000
Restaurant sales                    $ 183,896        168,272

Operating expenses:
 Food and beverage                     68,470         63,280
 Payroll and benefits                  55,047         50,583
 Depreciation                           7,054          6,725
 Other operating expenses              25,366         21,486
   Total operating expenses           155,937        142,074
   Operating profit                    27,959         26,198

General and administrative expenses     8,877          8,301
Interest expense                        3,366          3,080
Revenues from franchised restaurants    (350)          (298)
Other income, net                       (778)          (762)
Earnings before income taxes           16,844         15,877
Income taxes                            6,063          5,779

   Net earnings                     $  10,781         10,098

Net earnings per common share:
 Basic                              $     .35            .29
 Diluted                                  .34            .29

Weighted-average shares:
 Basic                                 31,062         34,992
 Diluted                               31,625         35,291

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                    April 4,    January 3,
                                      2001           2001
ASSETS                          (Unaudited)
Current assets:
 Cash and cash equivalents         $   12,494          2,098
 Receivables                            3,987          3,631
 Inventories                            5,126          5,085
 Deferred income taxes                  4,806          4,806
 Prepaid expenses                       1,146            820
   Total current assets                27,559         16,440

Property and equipment:
 Land and improvements                128,418        126,362
 Buildings                            365,861        358,415
 Equipment                            197,895        193,013
 Construction in progress              37,835         37,054
                                     730,009        714,844
 Less accumulated depreciation        189,769        182,379
   Net property and equipment         540,240        532,465
Other assets                            7,368          7,156
                                  $  575,167        556,061

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                      14,505         11,003
 Income taxes payable                   8,001          3,263
 Accrued liabilities                   32,183         33,806
   Total current liabilities           54,689         48,072
Long-term debt                        201,000        192,000
Deferred income taxes                  30,689         30,628
Other long-term liabilities             3,325          2,932
   Total liabilities                  289,703        273,632

Shareholders' equity:
 Common stock of $1.00 par value; authorized
   100,000,000 shares; issued 30,486,000 in
   2001 and 31,192,000 shares in 2000  30,486         31,192
 Additional paid-in capital                 2             89
 Retained earnings                    254,976        251,148
   Total shareholders' equity         285,464        282,429
Commitments
                                   $  575,167        556,061

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                                    Three  Months
Ended
                                              April 4,  March 29,
                                                2001       2000
Cash flows from operating activities:
 Net earnings                               $10,781     10,098
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization              7,458      7,143
   Gain on sale of property and equipment        (1)       (72)
   Increase in:
     Receivables                               (356)        (4)
     Inventories                                (41)      (466)
     Prepaid expenses                          (326)      (653)
     Other assets                              (280)      (736)
   Increase (decrease) in:
     Accounts payable                          3,502      2,391
     Income taxes payable                      4,738      4,844
     Accrued liabilities                      (1,623)      (103)
     Deferred income taxes                        61         58
     Other long-term liabilities                 393        921

Net cash provided by operating activities     24,306     23,421

Cash flows from investing activities:
 Proceeds from sale of property and equipment    110      2,993
  Capital expenditures                       (15,274)   (13,557)

Net  cash used in investing activities       (15,164)   (10,564)

Cash flows from financing activities:
 Net repayment of notes payable                   -     (91,000)
 Repayment of long-term debt                      -     (81,375)
 Proceeds from issuance of senior notes           -      75,000
 Net proceeds from revolving credit facility   9,000    119,000
 Debt issuance costs                              -      (1,551)
 Proceeds from issuance of common stock          805        336
  Purchases of common stock                   (8,551)   (32,306)

Net cash provided by (used in) financing
activities                                     1,254    (11,896)

Increase in cash and cash equivalents         10,396        961

Cash  and cash equivalents -
  beginning of period                          2,098        642

Cash and cash equivalents -
  end of period                              $12,494      1,603

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)


          I.  For the Three Months ended April 4, 2001

                          $1 Par ValueAdditional
                             Common    Paid-In   Retained
                             Stock     Capital   Earnings    Total
Balances at January 3, 2001   $31,192      89     251,148  282,429

  Net earnings                    -        -       10,781   10,781
  Issuance of common stock
   under Stock Option Plans      121      684          -       805
  Purchases of common stock    (827)     (771)     (6,953)  (8,551)

Balances at April 4, 2001    $30,486        2     254,976  285,464


         II.  For the Three Months ended March 29, 2000

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

                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 4, 2001
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 306 Company-owned and 22 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended April 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2001.

Note 3.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on its intended use. The provisions of SFAS No. 133 were adopted at the beginning of 2001 with no resulting impact on the Company's financial condition or results of operations. As noted in "Liquidity and Capital Resources", the Company was not a party to any interest rate derivative agreements at April 4, 2001. The Company does not enter into derivative instrument agreements for trading or speculative purposes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended April 4, 2001 versus March 29, 2000

Restaurant sales during the first quarter of 2001 increased by 9.3% over the comparable quarter of 2000. Principal factors affecting the 2001 sales growth include (a) the 4.4% unit growth of Company-owned restaurants, which totaled 306 at April 4, 2001 and 291 at March 29, 2000, (b) a 2.5%
increase in same-store sales, and (c) the absence of the week containing New Year's Day 2001 from the 2001 amounts. This week, which traditionally is a slower sales week, was included in the results for the fourth quarter of 2000 due to its January 3, 2001 ending date. The week containing New Year's Day 2000 was included in the results for the first quarter of 2000. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. The 2001 sales results compare well to the 1.1% same-store sales increase experienced during the first quarter of 2000. Same-store sales in 2001 were affected principally by more favorable weather conditions during January 2001, new product introductions and menu price increases.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 84.8% during the first quarter of 2001 compared to 84.4% in 2000. Food and beverage costs decreased to 37.2% of sales in 2001 from 37.6% in 2000 due to lower dairy, poultry, vegetable and soybean-based product costs, partially offset by higher beef costs. Payroll and benefits decreased to 29.9% of sales in 2001 from 30.1% in 2000 due principally to lower hourly payroll costs, partially offset by higher team member benefit and workers' compensation costs. Although the Company continues to experience wage pressures at the store level, hourly payroll cost decreased due to inefficiencies arising from severe weather in January 2000. All other operating costs, including depreciation, increased to 17.7% of sales in 2001 from 16.7% in 2000 due principally to higher natural gas and store closing costs. Based on these factors, the Company's operating profit at the restaurant level increased by 6.7%, amounting to 15.2% and 15.6% of sales for the first quarters of 2001 and 2000, respectively.

General and administrative expenses decreased to 4.8% of sales in 2001 compared to 4.9% in 2000 due to the leveraging effect of higher sales volumes on this heavily fixed cost category.

Interest expense for the first quarters of 2001 and 2000 amounted to 1.8% of sales for both years. Due to the
Company's stock repurchase program (see "Liquidity and Capital Resources"), total debt increased from $194.0 million at March 29, 2000 to $201.0 million at
April 4, 2001. The effective average interest rate increased to 8.1% during the first quarter of 2001 from 7.8% in 2000, resulting principally from higher credit spreads charged in connection with new credit facilities that closed in January 2000. At April 4, 2001, approximately 63% of the Company's outstanding debt was variable-rate debt with interest rates based generally on the London Interbank Offered Rate ("LIBOR"). Based on current LIBOR swap rates and recent actions by the Federal Reserve Bank, management expects a more favorable interest rate environment during 2001.

Effective income tax rates of 36.0% and 36.4% were used  for
the  first  quarters  of 2001 and 2000,  respectively.   The
lower rate in 2001 resulted from the favorable impact of various tax-planning strategies.

Net earnings for the first quarter amounted to $10.8 million in 2001 compared to $10.1 million in 2000. Due to a 10.4% reduction in weighted-average shares (diluted) resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"), earnings per share (diluted) increased 17.2% to 34 cents in 2001 compared to 29 cents in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At April 4, 2001, the Company's working capital was a $27.1 million deficit compared to a $31.6 million deficit at
January 3, 2001. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $24.3 million for the first three months of 2001 and $79.4 million for the year ended January 3, 2001.

Total capital expenditures for the first three months of 2001 amounted to $15.3 million. The Company opened five Ryan's restaurants during the first three months of 2001, including one relocation. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For all of 2001, the Company plans to open a total of 16 Ryan's, including five relocations. Total capital expenditures for 2001 are estimated at $63 million. Expansion of Company-owned restaurants is expected to occur in states either within or contiguous to the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The  Company began a stock repurchase program in March  1996 and is currently authorized to repurchase a total of 30.0 million shares of the Company's common stock through December 2002. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first three months of 2001, the Company purchased 827,000 shares at an aggregate cost of $8.6 million. Since the beginning of the program in March 1996, approximately
24.4 million shares, or 46% of total shares available at the beginning of the program, had been purchased at an aggregate cost of $230.5 million. Management intends to proceed with the repurchase program during 2001, subject to the continued availability of capital and the other factors described below in "Forward-Looking Information".

The extent of the Company's external funding requirements for 2001 is dependent upon the level of stock repurchase transactions during the year. Based on current target debt levels, a maximum repurchase scenario would require approximately $31 million of additional borrowings during the remainder of 2001. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure at April 4, 2001 consisted of $75 million of 9.02% senior notes and $126 million in outstanding notes under a $200 million revolving credit facility. The senior notes are due in 2008 with principal payments commencing in 2005. The revolving credit facility is due in 2005 and bears interest at various floating interest rates plus a variable spread currently set at 1.375%. After allowances for letters of credit and other items, there was approximately $65 million in funds available under the revolving credit facility. However, the Company's ability to draw on these funds may be limited by restrictions in the loan agreements governing both the senior notes and the revolving credit facility. The loan agreements contain minimum net worth requirements and maximum leverage ratios as well as restrictions on future stock repurchases, dividends, capital expenditures, investments and sales of assets. As of April 4, 2001, the Company exceeded the most restrictive minimum net worth requirement in the agreements by $41.4 million. Both loans are secured by the stock of the Company and its wholly-owned subsidiaries.

Management believes that its current capital structure is sufficient to meet its capital requirements through 2002. Interest rates for the revolving credit facility have not been fixed and generally change in response to LIBOR. The Company has entered into interest rate hedging transactions in the past and, although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.


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

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Annual menu price increases have generally ranged from 3% to 5%.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk relates primarily to changes in interest rates. Foreign currencies are not used in the Company's operations, and commodities used in the preparation of food at the Company's restaurants are not under purchase contract for more than one year in advance.

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt
under   the   Company's  revolving  credit   facility   (see
"Liquidity and Capital Resources"). At April 4, 2001, there was $126 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended April 4, 2001 would have impacted interest expense by $251,000 and net earnings by $160,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding as of April 4, 2001. The Company does not enter into financial instrument agreements for trading or speculative purposes.


FORWARD-LOOKING INFORMATION

In  accordance  with  the safe harbor  provisions  of  the
Private  Securities Litigation Reform  Act  of  1995,  the
Company  cautions that the statements in this  report  and
elsewhere,  which  are forward-looking and  which  provide
other  than  historical  information,  involve  risks  and
uncertainties that may impact the Company's actual results
of  operations.  All statements other than  statements  of
historical  fact  that  address  activities,   events   or
developments that the Company expects or anticipates  will
or  may  occur  in the future, including  such  things  as
deadlines  for  completing  projects,  expected  financial
results   and   other  such  matters  are  forward-looking
statements.   The words "estimate", "plans", "anticipate",
"expects",  "intends", "believes", and similar expressions
are  intended to identify forward-looking statements.  All
forward-looking  information reflects the  Company's  best
judgment based on current information.  However, there can
be  no  assurance that other factors will not  affect  the
accuracy of such information.  While it is not possible to
identify  all  factors, the following could  cause  actual
results  to  differ materially from expectations:  general
economic  conditions; competition; developments  affecting
the  public's perception of buffet-style restaurants; real
estate availability; food and labor supply costs; food and
labor  availability; weather fluctuations;  interest  rate
fluctuations; stock market conditions; and other risks and
factors  described  from time to  time  in  the  Company's
reports filed with the Securities and Exchange Commission,
including the Company's annual report on Form 10-K for the
fiscal  year  ended January 3, 2001.  The ability  of  the
Company  to open new restaurants depends upon a number  of
factors,  including its ability to find suitable locations
and negotiate acceptable land acquisition and construction
contracts,  its  ability to attract and retain  sufficient
numbers  of restaurant managers and team members, and  the
availability of reasonably priced capital.  The extent  of
the  Company's  stock repurchase program during  2001  and
future years depends upon the financial performance of the
Company's restaurants, the investment required to open new
restaurants,  share price, the availability of  reasonably
priced  capital, the financial covenants contained in  the
agreements  governing  both  the  senior  notes  and   the
revolving credit facilities, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None reportable.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None reportable.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)None.
          (b)On January 9, 2001, the Company filed a report on Form 8-K regarding sales information for December 2000.
             On February 12, 2001, the Company filed a report on Form 8-K regarding sales information for January 2001.
             On  March 12, 2001, the Company filed a report  on
             Form   8-K   regarding  sales   information   for
             February 2001.
             On April 9, 2001, the Company filed a report on Form 8-K regarding sales information for March 2001.
             On May 14, 2001, the Company filed a report on Form 8-K regarding sales information for April 2001.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




May 21, 2001             /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




May 21, 2001             /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer




May 21, 2001             /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller