Form 10-Q
period 2001-07-04
RYANS FAMILY STEAKHOUSES INC
filed 2001-08-20
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended July 4, 2001

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

The number of shares outstanding of each of the registrant's classes of common stock as of July 4, 2001:

       30,449,000 shares of common stock, $1.00 Par Value
                RYAN'S FAMILY STEAK HOUSES, INC.

                              INDEX

Part I -  Financial Information

     Consolidated Statements of Earnings (Unaudited)-
     Quarters Ended July 4, 2001 and June 28, 2000      3

     Consolidated Statements of Earnings (Unaudited)-
     Six Months Ended July 4, 2001 and June 28, 2000    4

     Consolidated Balance Sheets-
     July 4, 2001 (Unaudited) and January 3, 2001       5

     Consolidated Statements of Cash Flows (Unaudited)-
     Six Months Ended July 4, 2001 and June 28, 2000    6

     Consolidated Statements of Shareholders' Equity
     (Unaudited)-
     Six Months Ended July 4, 2001 and June 28, 2000    7

     Notes to Consolidated Financial Statements
     (Unaudited)                                        8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations              9 - 12

Part II - Other Information                            13

Signatures                                             14

PART I.  FINANCIAL INFORMATION

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                         Quarter Ended
                                     July 4,        June 28,
                                       2001           2000
Restaurant sales                     $192,606        180,960

Operating expenses:
 Food and beverage                     70,744         67,300
 Payroll and benefits                  57,143         53,310
 Depreciation                           7,266          6,948
 Other operating expenses              26,245         22,630
   Total operating expenses           161,398        150,188
   Operating profit                    31,208         30,772

General and administrative expenses     8,710          9,272
Interest expense                        3,360          3,595
Revenues from franchised restaurants    (325)          (315)
Other income, net                       (591)          (550)
Earnings before income taxes           20,054         18,770
Income taxes                            7,220          6,833

   Net earnings                      $ 12,834         11,937

Net earnings per common share:
 Basic                               $    .42            .37
 Diluted                                  .41            .36

Weighted-average shares:
 Basic                                 30,338         32,475
 Diluted                               31,305         32,836

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                        Six Months Ended
                                     July 4,        June 28,
                                       2001           2000
Restaurant sales                     $376,502        349,232

Operating expenses:
 Food and beverage                    139,214        130,580
 Payroll and benefits                 112,190        103,893
 Depreciation                          14,320         13,673
 Other operating expenses              51,611         44,116
   Total operating expenses           317,335        292,262
   Operating profit                    59,167         56,970

General and administrative expenses    17,587         17,573
Interest expense                        6,726          6,675
Revenues from franchised restaurants    (675)          (613)
Other income, net                     (1,369)        (1,312)
Earnings before income taxes           36,898         34,647
Income taxes                           13,283         12,612

   Net earnings                      $ 23,615         22,035

Net earnings per common share:
 Basic                               $    .77            .65
 Diluted                                  .75            .65

Weighted-average shares:
 Basic                                 30,700         33,734
 Diluted                               31,465         34,064

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                     July 4,       January 3,
                                       2001           2001
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 18,271          2,098
 Receivables                            5,154          3,631
 Inventories                            5,036          5,085
 Deferred income taxes                  4,806          4,806
 Prepaid expenses                       1,294            820
   Total current assets                34,561         16,440

Property and equipment:
 Land and improvements                130,986        126,362
 Buildings                            372,589        358,415
 Equipment                            201,228        193,013
 Construction in progress              38,685         37,054
                                      743,488        714,844
 Less accumulated depreciation        197,391        182,379
   Net property and equipment         546,097        532,465
Other assets                            7,368          7,156
                                     $588,026        556,061

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                      17,286         11,003
 Income taxes payable                   9,937          3,263
 Accrued liabilities                   37,480         33,806
   Total current liabilities           64,703         48,072
Long-term debt                        192,000        192,000
Deferred income taxes                  30,761         30,628
Other long-term liabilities             3,497          2,932
   Total liabilities                  290,961        273,632

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 30,449,000 in 2001 and
 31,192,000 shares in 2000             30,449         31,192
 Additional paid-in capital             1,326             89
 Retained earnings                    265,290        251,148
   Total shareholders' equity         297,065        282,429
Commitments
                                     $588,026        556,061

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                        Six Months Ended
                                     July 4,        June 28,
                                       2001           2000
Cash flows from operating activities:
 Net earnings                        $ 23,615         22,035
 Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
   Depreciation and amortization       15,147         14,530
   Gain on sale of property and
     equipment                            (74)           (98)
   Decrease (increase) in:
     Receivables                       (1,523)          (393)
     Inventories                           49           (661)
     Prepaid expenses                    (474)          (798)
     Other assets                        (347)        (1,396)
   Increase (decrease) in:
     Accounts payable                   6,283          1,647
     Income taxes payable               6,674           (289)
     Accrued liabilities                3,674          6,469
     Deferred income taxes                133            126
     Other long-term liabilities          565          1,387

Net cash provided by operating
 activities                            53,722         42,559

Cash flows from investing activities:
  Proceeds from sale of property and
  equipment                               612          4,398
 Capital expenditures                 (29,182)       (28,066)

Net cash used in investing activities (28,570)       (23,668)

Cash flows from financing activities:
 Net repayment of notes payable             -        (91,000)
 Repayment of long-term debt                -        (81,375)
   Proceeds from issuance of senior notes   -         75,000
   Net proceeds from revolving credit
     facility                               -        124,000
 Debt issuance costs                        -         (1,565)
  Proceeds from issuance of common stock 2,904           495
 Purchases of common stock             (11,883)      (32,306)

Net cash used in financing activities   (8,979)       (6,751)

Increase in cash and cash equivalents   16,173        12,140

Cash and cash equivalents
  - beginning of period                  2,098           642

Cash and cash equivalents
  - end of period              $        18,271        12,782

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)


            I.  For the Six Months ended July 4, 2001

                         $1 Par Value Additional
                             Common   Paid-In   Retained
                             Stock    Capital   Earnings   Total
Balances at January 3, 2001  $31,192       89   251,148  282,429

  Net earnings                  -        -       23,615   23,615
  Issuance of common stock
   under Stock Option Plans      394    2,510      -       2,904
  Purchases of common stock   (1,137)  (1,273)   (9,473) (11,883)

Balances at July 4, 2001     $30,449    1,326   265,290  297,065


           II.  For the Six Months ended June 28, 2000

                         $1 Par Value Additional
                             Common   Paid-In   Retained
                             Stock    Capital   Earnings   Total

Balances at December 29,1999$35,855       703   246,835   283,393
  Net earnings                 -         -       22,035    22,035
  Issuance of common stock
   under Stock Option Plans      65       430      -          495
  Purchases of common stock  (3,433)     (997)  (27,876)  (32,306)

Balances at June 28, 2000   $32,487       136   240,994   273,617

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 4, 2001
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 308 Company-owned and 23 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended July 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2001.

Note 3.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on its intended use. The provisions of SFAS No. 133 were adopted at the beginning of 2001 with no resulting impact on the Company's financial condition or results of operations. As noted in "Liquidity and Capital Resources", the Company was not a party to any interest rate derivative agreements at July 4, 2001. The Company does not enter into derivative instrument agreements for trading or speculative purposes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended July 4, 2001 versus June 28, 2000

Restaurant sales during the second quarter of 2001 increased by 6.4% over the comparable quarter of 2000. Average unit growth for the quarter amounted to 4.7%, and average unit sales ("AUS") for all stores, including newly opened restaurants, increased by 1.8%. Same-store AUS increased by 0.4% for the quarter. The Company calculates same-store sales using average unit sales in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. Same-store sales in 2001 were affected principally by new product introductions and menu price increases.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 83.8% during the second quarter of 2001 compared to 83.0% in 2000. Food and beverage costs decreased to 36.7% of sales in 2001 from 37.2% in 2000 due to menu price increases and lower produce, vegetable and soybean-based product costs. Payroll and benefits increased to 29.7% of sales in 2001 from 29.5% in 2000 due principally to higher manager pay, partially offset by lower hourly labor and workers' compensation costs. Manager pay increased as a result of a company-wide salary increase that was implemented at the beginning of the quarter for all top-level store managers. Although the Company continues to experience upward wage pressures at the store level, hourly payroll costs decreased due to efficiencies resulting from the higher AUS. All other operating costs, including depreciation, increased to 17.4% of sales in 2001 from 16.3% in 2000 due principally to higher natural gas and store closing costs. Based on these factors, the Company's operating profit amounted to 16.2% and 17.0% of sales for the second quarters of 2001 and 2000, respectively.

General and administrative expenses decreased to 4.5% of sales in 2001 compared to 5.1% in 2000 due to lower media advertising, partially offset by higher performance-based bonuses. Higher AUS also favorably impacted this heavily fixed cost category.

Interest expense for the second quarters of 2001 and 2000 amounted to 1.7% and 2.0% of sales, respectively. The effective average interest rate decreased to 7.9% during the second quarter of 2001 from 8.3% in 2000, resulting from favorable interest rate trends. At July 4, 2001, approximately 61% of the Company's outstanding debt was variable-rate debt with interest rates based generally on the London Interbank Offered Rate ("LIBOR"). Based on current LIBOR rates and recent actions by the U.S. Federal Reserve Bank, management expects a more favorable interest rate environment during the remainder of 2001.

Effective income tax rates of 36.0% and 36.4% were used  for
the  second  quarters of 2001 and 2000,  respectively.   The
lower rate in 2001 resulted from the favorable impact of various tax-planning strategies.

Net earnings for the second quarter amounted to $12.8 million in 2001 compared to $11.9 million in 2000. Weighted-average shares (diluted) decreased 4.7% resulting from the Company's stock repurchase program (see "Liquidity and
Capital   Resources").   Accordingly,  earnings  per   share
(diluted) increased by 13.9% to 41 cents in 2001 compared to 36 cents in 2000.

Six months ended July 4, 2001 versus June 28, 2000

For the six months ended July 4, 2001, restaurant sales were up 7.8% compared to the same period in 2000. Principal factors affecting the 2001 sales growth include (a) the 4.6% unit growth of Company-owned restaurants, (b) a 2.4% increase in all-store AUS, and (c) the absence of the week containing New Year's Day 2001 from the 2001 amounts. This week, which traditionally is a slower sales week, was included in the results for the fourth quarter of 2000 due to its January 3, 2001 ending date. The week containing New Year's Day 2000 was included in the results for the first six months of 2000. Same-store AUS for the first six months of 2001 increased by 1.4%.

Six-month costs and expenses as detailed above were 84.3% and 83.7% of sales for 2001 and 2000, respectively. During the first six months of 2001, costs and expenses were most affected by lower food and beverage costs (down 0.4% of sales) resulting from lower produce, poultry, vegetable and soy-based product costs. Payroll and benefits remained essentially flat at 29.8% of sales for 2001 and 29.7% for 2000. All other operating costs, including depreciation, increased by 1.0% of sales due to higher natural gas and store closing costs. Based on these factors, the Company's operating margin at the restaurant level amounted to 15.7% of sales for the first six months of 2001 compared to 16.3% of sales in 2000.

General and administrative expenses decreased by 0.4% of sales for the first six months of 2001 resulting from lower media advertising partly offset by higher performance-based bonus costs. A reduction in the average interest rate associated with the Company's revolving credit facility (see "Liquidity and Capital Resources") caused interest expense to decrease by 0.1% of sales from the prior year.

Effective income tax rates of 36.0% and 36.4% were used  for
the  first  six months of 2001 and 2000, respectively.   The
lower rate in 2001 resulted from the favorable impact of various tax-planning strategies.

Net earnings for the first six months of 2001 amounted to $23.6 million compared to $22.0 million in 2000. Weighted-average shares (diluted) decreased 7.6% resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) increased by 15.4% to 75 cents in 2001 compared to 65 cents in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At July 4, 2001, the Company's working capital was a $30.1 million deficit compared to a $31.6 million deficit at
January 3, 2001. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $53.7 million for the first six months of 2001 and $79.4 million for the year ended January 3, 2001.

Total capital expenditures for the first six months of 2001 amounted to $29.1 million. The Company opened nine Ryan's restaurants during the first six months of 2001, including two relocations. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For all of 2001, the Company plans to open a total of 16 Ryan's, including five relocations. Total capital expenditures for 2001 are estimated at $62 million. Expansion of Company-owned restaurants is expected to occur in states either within or contiguous to the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The  Company began a stock repurchase program in March  1996 and is currently authorized to repurchase a total of 30.0 million shares of the Company's common stock through December 2002. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first six months of 2001, the Company purchased 1,137,000 shares at an aggregate cost of $11.9 million. Since the beginning of the program in March 1996, approximately 24.7 million shares, or 46% of total shares available at the beginning of the program, had been purchased at an aggregate cost of $233.8 million. Management intends to proceed with the repurchase program during 2001, subject to the continued availability of capital and the other factors described below in "Forward-Looking Information". The Company is prohibited from repurchasing stock after 2002 per the current provisions of the credit agreement governing the revolving credit facility (see next paragraph).

The extent of the Company's external funding requirements for 2001 is dependent upon the level of stock repurchase transactions during the year. Based on current target debt levels, a maximum repurchase scenario would require approximately $30 million of additional borrowings during the remainder of 2001. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure at July 4, 2001 consisted of $75 million of 9.02% senior notes and $117 million in outstanding notes under a $200 million revolving credit facility. The senior notes are due in 2008 with principal payments commencing in 2005. The revolving credit facility is due in 2005 and bears interest at various floating interest rates plus a variable spread currently set at 1.375%. After allowances for letters of credit and other items, there was approximately $74 million in funds available under the revolving credit facility. However, the Company's ability to draw on these funds may be limited by restrictions in the loan agreements governing both the senior notes and the revolving credit facility. The loan agreements contain minimum net worth requirements and maximum leverage ratios as well as restrictions on future stock repurchases (see preceding paragraph), dividends, capital expenditures, investments and sales of assets. As of July 4, 2001, the Company exceeded the most restrictive minimum net worth requirement in the agreements by $46.6 million. Both loans are secured by the stock of the Company and its wholly-owned subsidiaries.

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


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and, accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, this issue has been
discussed  frequently  during  recent  months  in  the   U.S
Congress. The most publicized proposal increases the minimum wage by $1.50 to $6.55 per hour in several steps with a final implementation date that has not yet been determined. The Company is typically able to increase menu prices to offset most of the payroll rate increases.

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

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt
under   the   Company's  revolving  credit   facility   (see
"Liquidity and Capital Resources"). At July 4, 2001, there was $117 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended July 4, 2001
would   have  impacted  interest  expense  by  approximately
$254,000 and net earnings by $163,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding as of July 4, 2001. The Company does not enter into financial instrument agreements for trading or speculative purposes.


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

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)None.
          (b)On April 9, 2001, the Company filed a report on Form 8-K regarding sales information for March 2001.
             On May 14, 2001, the Company filed a report on Form 8-K regarding sales information for April 2001.
             On June 11, 2001, the Company filed a report on Form 8-K regarding sales information for May 2001.
             On July 9, 2001, the Company filed a report on Form 8-K regarding sales information for June 2001.
             On August 13, 2001, the Company filed a report on Form 8-K regarding sales information for July 2001.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




August 20, 2001          /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




August 20, 2001          /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer




August 20, 2001          /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller