Form 10-Q
period 2001-10-03
RYANS FAMILY STEAKHOUSES INC
filed 2001-11-19
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended October 3, 2001

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

At October 3, 2001, there were 30,501,000 shares outstanding of the registrant's common stock, par value $1.00 per share.








                RYAN'S FAMILY STEAK HOUSES, INC.

                       TABLE OF CONTENTS                PAGE NO.



PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended October 3, 2001 and September 27,
       2000                                                  3

       Consolidated Statements of Earnings (Unaudited) -
       Nine Months Ended October 3, 2001 and September 27,
       2000                                                  4

       Consolidated Balance Sheets -
       October 3, 2001 (Unaudited) and January 3, 2001       5

       Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months Ended October 3, 2001 and September 27,
       2000                                                  6

       Consolidated Statements of Shareholders' Equity
       (Unaudited) -
       Nine Months Ended October 3, 2001 and September 27,
       2000                                                  7

       Notes to Consolidated Financial Statements
       (Unaudited)                                           8

Item 2.Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                         9 - 11

Item 3.Quantitative And Qualitative Disclosures About
       Market Risk                                          12

Forward-Looking Information                                 12


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K               13


SIGNATURES                                                13









                 PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                         Quarter Ended
                                    October 3,   September 27,
                                       2001           2000

Restaurant sales                     $188,839        177,797

Operating expenses:
 Food and beverage                     67,878         67,050
 Payroll and benefits                  57,939         53,109
 Depreciation                           7,408          7,041
 Other operating expenses              25,102         23,481
   Total operating expenses           158,327        150,681
   Operating profit                    30,512         27,116

General and administrative expenses    10,280          8,933
Interest expense                        2,642          3,507
Revenues from franchised restaurants    (316)          (291)
Other income, net                       (850)          (563)
Earnings before income taxes           18,756         15,530
Income taxes                            6,751          5,653

   Net earnings                      $ 12,005          9,877

Net earnings per common share:
 Basic                               $    .39            .31
 Diluted                                  .38            .31

Weighted-average shares:
 Basic                                 30,561         32,037
 Diluted                               31,891         32,288

See accompanying notes to consolidated financial statements.










RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                       Nine Months Ended
                                    October 3,   September 27,
                                       2001           2000

Restaurant sales                     $565,341        527,029

Operating expenses:
 Food and beverage                    207,092        197,630
 Payroll and benefits                 170,129        157,002
 Depreciation                          21,728         20,714
 Other operating expenses              76,713         67,597
   Total operating expenses           475,662        442,943
   Operating profit                    89,679         84,086

General and administrative expenses    27,867         26,506
Interest expense                        9,368         10,182
Revenues from franchised restaurants    (991)          (904)
Other income, net                     (2,219)        (1,875)
Earnings before income taxes           55,654         50,177
Income taxes                           20,034         18,265

   Net earnings                      $ 35,620         31,912

Net earnings per common share:
 Basic                               $   1.16            .96
 Diluted                                 1.13            .95

Weighted-average shares:
 Basic                                 30,654         33,168
 Diluted                               31,607         33,472

See accompanying notes to consolidated financial statements.
















                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                    October 3,     January 3,
<table>                                2001           2001
ASSETS                             (Unaudited)

Current assets:
 Cash and cash equivalents           $  5,851          2,098
 Receivables                            4,751          3,631
 Inventories                            4,855          5,085
 Deferred income taxes                  4,806          4,806
 Prepaid expenses                       1,345            820
   Total current assets                21,608         16,440

Property and equipment:
 Land and improvements                131,041        126,362
 Buildings                            374,648        358,415
 Equipment                            203,640        193,013
 Construction in progress              37,940         37,054
                                      747,269        714,844
 Less accumulated depreciation        201,473        182,379
   Net property and equipment         545,796        532,465
Other assets                            6,937          7,156
                                     $574,341        556,061

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                      11,802         11,003
 Income taxes payable                   7,204          3,263
 Accrued liabilities                   34,967         33,806
   Total current liabilities           53,973         48,072
Long-term debt                        178,000        192,000
Deferred income taxes                  30,829         30,628
Other long-term liabilities             3,705          2,932
   Total liabilities                  266,507        273,632

Shareholders' equity:
 Common stock of $1.00 par value; authorized
   100,000,000 shares; issued 30,501,000 in
   2001 and 31,192,000 shares in 2000  30,501         31,192
 Additional paid-in capital                38             89
 Retained earnings                    277,295        251,148
   Total shareholders' equity         307,834        282,429
Commitments
                                     $574,341        556,061

See accompanying notes to consolidated financial statements.





                RYAN'S FAMILY STEAK HOUSES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          (In thousands)
                                      Nine Months Ended
                                    October 3,   September 27,
                                       2001           2000

Cash flows from operating activities:
 Net earnings                        $ 35,620         31,912
 Adjustments to reconcile net earnings
  to net cash provided by operating
   activities:
   Depreciation and amortization       22,991         22,000
     Gain on sale of property and
       equipment                         (475)          (111)
   Decrease (increase) in:
     Receivables                       (1,120)          (573)
     Inventories                          230           (501)
     Prepaid expenses                    (525)          (719)
     Other assets                          17         (1,591)
   Increase in:
     Accounts payable                     799            600
     Income taxes payable               3,941          3,017
     Accrued liabilities                1,161          5,529
     Deferred income taxes                201            183
     Other long-term liabilities          773          1,624

Net cash provided by operating
    activities                         63,613         61,370
Cash flows from investing activities:
  Proceeds from sale of property and
    equipment                           5,385          4,665
 Capital expenditures                 (41,030)       (44,059)
Net cash used in investing activities (35,645)       (39,394)
Cash flows from financing activities:
 Net repayment of notes payable             -        (91,000)
 Repayment of long-term debt                -        (81,375)
   Proceeds from issuance of senior
     notes                                  -         75,000
 Net proceeds from (repayment of)
   revolving credit facility          (14,000)       119,000
 Debt issuance costs                        -         (1,565)
  Issuance of common stock under
    stock option plans                  5,332            591
 Purchases of common stock            (15,547)       (37,219)
Net cash used in financing activities (24,215)       (16,568)
Increase in cash and cash equivalents   3,753          5,408
Cash and cash equivalents - beginning
  of period                             2,098            642
Cash and cash equivalents - end
  of period                          $  5,851          6,050

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)


          I.  For the Nine Months ended October 3, 2001

                         $1 Par Value Additional
                             Common   Paid-In    Retained
                              Stock    Capital   Earnings   Total

Balances at January 3, 2001 $ 31,192     89      251,148   282,429

  Net earnings                  -        -        35,620    35,620
  Issuance of common stock
   under stock option plans      683  4,649         -        5,332
  Purchases of common stock   (1,374)(4,700)      (9,473)  (15,547)

Balances at October 3, 2001 $ 30,501     38      277,295   307,834

        II.  For the Nine Months ended September 27, 2000

                           $1 Par Value Additional
                              Common     Paid-In   Retained
<table>                       Stock     Capital   Earnings   Total
Balances at December 29, 1999  $35,855    703      246,835   283,393

  Net earnings                    -         -       31,912    31,912
  Issuance of common stock
   under stock option plans         80    511         -          591
  Purchases of common stock     (4,034)(1,142)     (32,043)  (37,219)

Balances at September 27, 2000 $31,901     72      246,704   278,677

See accompanying notes to consolidated financial statements.















              RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         October 3, 2001
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 310 Company-owned and 23 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units and has no individually significant customers.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended October 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2001.

Note 3.  Relevant New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 provides new rules on asset impairment, superseding SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and providing a single accounting model for long-lived assets to be disposed of. The Company will adopt the Statement effective January 3, 2002 and is currently assessing the impact on its operations.

Note 4.  Contingencies

The Company received a proposed assessment in September 2001 from the South Carolina Department of Revenue ("DOR") in connection with the DOR's audits of the Company's state tax returns for the years 1994 through 1999. The Company disagrees strongly with the DOR's findings, intends to vigorously contest the assessment and has in fact filed refund claims for substantially all of the years under audit. The DOR has not yet issued a final determination. When the determination is issued, management believes that there is a strong likelihood that the assessment will be sent to litigation and consequently has engaged legal counsel to review the case and maintain a current dialogue with the DOR. Accordingly, it is not possible to estimate the ultimate gain or loss to the Company. In the event of an unfavorable outcome, payment of the full assessment, including interest and penalties, by the Company to the DOR would not materially affect the Company's financial position.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended October 3, 2001 versus September 27, 2000

Restaurant sales during the third quarter of 2001 increased by 6.2% over the comparable quarter of 2000. Average unit growth, based on the average number of restaurants in operation, for the quarter amounted to 4.2%. Average unit sales ("AUS"), or the average weekly sales volume per unit, for all stores (including newly opened restaurants) increased by 2.5%. Same-store sales increased by 1.5% for the quarter. The Company calculates same-store sales using AUS in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. Same-store sales in 2001 were affected principally by new product introductions and menu price increases.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 83.8% during the third quarter of 2001 compared to 84.7% in 2000. Food and beverage costs decreased to 35.9% of sales in 2001 from 37.7% in 2000 due to lower soft drink, beef and vegetable costs and menu price increases. Payroll and benefits increased to 30.7% of sales in 2001 from 29.9% in 2000 due principally to higher manager pay and group medical costs, partially offset by lower hourly labor and workers' compensation costs. Manager pay increased as a result of a company-wide salary increase for all top-level store managers that was implemented at the beginning of April 2001. Group medical costs were impacted by general medical inflation that is currently running nationally at a 13% to 15% annual rate. Hourly payroll and workers' compensation costs decreased due to efficiencies resulting from higher AUS and lower team member accident rates, respectively. All other operating costs, including depreciation, were 17.2% of sales in both 2001 and 2000 with higher natural gas prices in 2001 offset by lower store closing costs. Store closing costs were impacted by a gain on sale of a restaurant that amounted to approximately $1.0 million, or 0.5% of sales. Based on these factors, the Company's operating profit amounted to 16.2% and 15.3% of sales for the third quarters of 2001 and 2000, respectively.

General and administrative expenses increased to 5.4% of sales in 2001 compared to 5.0% in 2000. Higher franchise taxes in 2001 combined with the write-off of unused advertising trade credits were partially offset by lower legal costs. The Company obtained the trade credits in connection with a prior year's sale of land and expensed them in the third quarter of 2001 as management now believes that their expected utilization will be minimal. The increase in AUS also favorably impacted this heavily fixed-cost category.

Interest expense for the third quarters of 2001 and 2000 amounted to 1.4% and 2.0% of sales, respectively. The effective average interest rate decreased to 6.7% during the third quarter of 2001 from 8.4% in 2000, resulting from favorable interest rate trends. At October 3, 2001, approximately 58% of the Company's outstanding debt was variable-rate debt with interest rates based generally on the London Interbank Offered Rate ("LIBOR"). Based on current LIBOR rates and recent actions by the U.S. Federal Reserve Bank, management expects favorable interest rate comparisons during the remainder of 2001.

Effective income tax rates of 36.0% and 36.4% were used  for
the  second  quarters of 2001 and 2000,  respectively.   The
lower rate in 2001 resulted from the favorable impact of various tax-planning strategies.

Net earnings for the third quarter amounted to $12.0 million in 2001 compared to $9.9 million in 2000. Weighted-average shares (diluted) decreased 1.2% resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) increased by 22.6% to 38 cents in 2001 compared to 31 cents in 2000.

Nine months ended October 3, 2001 versus September 27, 2000

For the nine months ended October 3, 2001, restaurant sales increased by 7.3% compared to the same period in 2000. Principal factors affecting 2001 sales growth include (a) the 4.5% unit growth of Company-owned restaurants, (b) a 2.4% increase in all-store AUS, and (c) the absence of the week containing New Year's Day 2001 from the 2001 amounts. This week, which traditionally is a slower sales week, was included in the results for the fourth quarter of 2000 due to its January 3, 2001 ending date. The week containing New Year's Day 2000 was included in the results for the first nine months of 2000. Same-store sales for the first nine months of 2001 increased by 1.4%.

Nine-month costs and expenses as detailed above were 84.1% and 84.0% of sales for 2001 and 2000, respectively. During the first nine months of 2001, costs and expenses were most affected by lower food and beverage costs (down 0.9% of sales) resulting from lower beef, produce, poultry, vegetable and soy-based product costs. Payroll and benefits increased by 0.3% of sales due to higher manager pay and group medical costs, partially offset by lower hourly labor and workers' compensation costs. All other operating costs, including depreciation, increased by 0.6% of sales due principally to higher natural gas prices. Based on these factors, the Company's operating margin at the restaurant level amounted to 15.9% of sales for the first nine months of 2001 compared to 16.0% of sales in 2000.

General and administrative expenses decreased by 0.1% of sales for the first nine months of 2001 due to lower media advertising and professional fees for the current year, partially offset by higher performance-based compensation. A reduction in the average interest rate associated with the Company's revolving credit facility (see "Liquidity and Capital Resources") caused interest expense to decrease by 0.3% of sales from the prior year.

Effective income tax rates of 36.0% and 36.4% were used  for
the  first nine months of 2001 and 2000, respectively.   The
lower rate in 2001 resulted from the favorable impact of various tax-planning strategies.

Net earnings for the first nine months of 2001 amounted to $35.6 million compared to $31.9 million in 2000. Weighted-average shares (diluted) decreased 5.6% resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) increased by 18.9% to $1.13 in 2001 compared to $0.95 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At October 3, 2001, the Company's working capital was a $32.4 million deficit compared to a $31.6 million deficit at January 3, 2001. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $63.6 million for the first nine months of 2001 and $79.4 million for the year ended January 3, 2001.

Total capital expenditures for the first nine months of 2001 amounted to $41.0 million. The Company opened 12 Ryan's restaurants during the first nine months of 2001, including four relocations. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For all of 2001, the Company plans to open a total of 16 Ryan's, including five relocations. Total capital expenditures for 2001 are estimated at $56 million. Expansion of Company-owned restaurants is expected to occur in states either within or contiguous to the Company's current 22-state operating area. The Company is currently concentrating its efforts on Company-owned units and is not actively pursuing any additional franchised locations, either domestic or international.

The  Company began a stock repurchase program in March  1996 and is currently authorized to repurchase a total of 30.0 million shares of the Company's common stock through December 2002. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first nine months of 2001, the Company purchased 1,374,600 shares at an aggregate cost of $15.5 million. Since the beginning of the program in March 1996, approximately 24.9 million shares, or 47% of total shares available at the beginning of the program, had been purchased at an aggregate cost of $237.4 million. Management intends to proceed with the repurchase program during 2001, subject to the continued availability of capital and the other factors described below in "Forward-Looking Information". The Company is prohibited from repurchasing stock after 2002 per the current provisions of the credit agreement governing the revolving credit facility (see next paragraph).

The extent of the Company's external funding requirements for 2001 is dependent upon the level of stock repurchase transactions during the year. Based on current target debt levels, a maximum repurchase scenario would require approximately $23 million of additional borrowings during the remainder of 2001. All other funding needs, including capital expenditures, are expected to be met by internally generated cash from operations. The Company's debt structure at October 3, 2001 consisted of $75 million of 9.02% senior notes and $103 million in outstanding notes under a $200 million revolving credit facility. The senior notes are due in 2008 with principal payments commencing in 2005. The revolving credit facility is due in 2005 and bears interest at various floating interest rates plus a variable spread currently set at 1.375%. After allowances for letters of credit and other items, there was approximately $89 million in funds available under the revolving credit facility. However, the Company's ability to draw on these funds may be limited by restrictions in the loan agreements governing both the senior notes and the revolving credit facility. The loan agreements contain minimum net worth requirements and maximum leverage ratios as well as restrictions on future stock repurchases (see preceding paragraph), dividends, capital expenditures, investments and sales of assets. As of October 3, 2001, the Company exceeded the most restrictive minimum net worth requirement in the agreements by $51.4 million. Both loans are secured by the stock of the Company and its wholly-owned subsidiaries.

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


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company's exposure to market risk relates primarily to changes in interest rates. Foreign currencies are not used in the Company's operations, and commodities used in the preparation of food at the Company's restaurants are not under purchase contract for more than one year in advance.

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt
under   the   Company's  revolving  credit   facility   (see
"Liquidity and Capital Resources"). At October 3, 2001, there was $103 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended October 3, 2001 would have impacted interest expense by approximately $228,000 and net earnings by $146,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding as of October 3, 2001. The Company does not enter into financial instrument agreements for trading or speculative purposes.


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

PART II.  OTHER INFORMATION

Item 6.                                 Exhibits and Reports
on Form 8-K.

       (a)None.
       (b)On July 9, 2001, the Company filed a report on Form 8-K regarding sales information for June 2001.
          On  August  13, 2001, the Company filed  a  report
           on  Form 8-K regarding sales information for July
           2001.
          On   September  10,  2001,  the  Company  filed  a
           report on Form 8-K regarding sales information for August 2001.
          On October 9, 2001, the Company filed a report on Form 8-K regarding sales information for September 2001.
          On November 13, 2001, the Company filed a report on Form 8-K regarding sales information for October 2001.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




November 19, 2001        /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




November 19, 2001        /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer




November 19, 2001        /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller