Form 10-K
period 2002-01-02
RYANS FAMILY STEAKHOUSES INC
filed 2002-03-28
CIK 355622

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2002
                                    or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 20% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of March 6, 2002, was $700,513,000.

   The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, was 29,533,000 at March 6, 2002.
                    DOCUMENTS INCORPORATED BY REFERENCE

    Incorporated Document                    Location in Form 10-K

Portions of 2001 Annual Report of Shareholders   Parts I and II
Portions of Proxy Statement dated March 28, 2002    Part III

                              PART I

ITEM 1. BUSINESS.

General

  Ryan's Family Steak Houses, Inc., the registrant (together with its subsidiaries, referred to hereafter as the "Company"), is a South Carolina corporation that operates a chain of restaurants located principally in the southern and midwestern United States. At January 2, 2002, 312 Company-owned and 23 franchised Ryan's Family Steakhouse restaurants were in operation. In addition, the Company operates one Fire Mountain restaurant. Therefore, in total, at January 2, 2002, the Company owned and operated 313 and franchised 23 restaurants, all of which used the Ryan's Family Steakhouse format. All Company-owned and operated restaurants are referred to hereafter as "Ryan's" or "Ryan's restaurant(s)". System-wide sales, which include sales by franchised restaurants, were approximately $787 million in 2001 and $745 million in 2000. Sales by Company-owned restaurants amounted to approximately $745 million in 2001 and $705 million in 2000. The Company, headquartered in Greer, South Carolina, was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. It has no revenues or assets outside the U.S.

  The following table indicates the number of Company-owned restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ending January 2, 2002:

                            Restaurant          Total Open
                Year      Openings, Net        at Year-End
                1997              9                 270
                1998             10                 280
                1999              9                 289
                2000             12                 301
                2001             12                 313

Restaurant Operations

  General. A Ryan's restaurant is a family-oriented restaurant serving a wide variety of foods from its centrally located scatter bars known collectively as the Mega Barr buffet, as well as grilled entrees such as charbroiled steaks, hamburgers, chicken and seafood. The Mega Barr includes fresh and pre-made salad items, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature hot and fresh-from-the-oven cookies, brownies and other bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All Ryan's also offer a variety of non-alcoholic beverages. All restaurants have their Mega Barsr in a scatter bar format. This format breaks the Mega Barr into island bars for easier customer access and more food variety.

  The newest Ryan's design features a display-style grill and cooking area that is in the dining room and very visible and easily accessible to customers. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plate. This format was first implemented during 2000, and at the end of 2001, 60 Ryan's restaurants operated with the display cooking format. All new restaurants open with display cooking, and current plans call for the conversion of 30 to 40 restaurants to the display cooking format in 2002.

  Most Ryan's are open seven days a week with typical hours of operation being 11:00 a.m. to 9:30 p.m. Sunday through Thursday and 11:00 a.m. to 10:30 p.m. Friday and Saturday. The Company is implementing a program in which new restaurants, restaurants that have been converted to the display cooking format and certain other restaurants are closed on Mondays. All other hours of operation remain consistent with all other Ryan's. At January 2, 2002, approximately 30% of the Company's restaurants were on this program. Management believes that the Monday-closing program results in less manager turnover, better overall restaurant operations and no significant loss of restaurant sales.

  The average customer count per restaurant during 2001 was approximately 6,500 per week, and the average meal price per person was $7.14, including beverage. Management believes that the average table turns over every 30 to 45 minutes.

  Each Company-owned Ryan's is located in a free-standing masonry building that is typically about 10,000 square feet. Certain older restaurants may have sizes ranging from approximately 8,000 to 12,500 square feet. The interior of most restaurants generally contains two or three dining rooms with seating for approximately 400 customers in total, an area where customers both order and pay for their meals and a kitchen area. Certain older restaurants may seat up to 500 persons. The focal points of the main dining room are the Mega Barr and a bakery bar. In restaurants with display cooking, the display-style grill is prominently visible from where customers enter the restaurant. Parking lots at the restaurants vary in size, with available parking ranging from 125 to 200 spaces.

  Restaurant Management and Supervision. The Company emphasizes standardized operating and control systems together with comprehensive recruiting and training programs in order to maintain food and service quality. In each Ryan's restaurant, the management team typically consists of a general manager or operating partner (under the Operating Partner Program described below), a manager, an assistant manager and an associate manager. Management personnel begin employment at the manager trainee level and complete a formal four-week training program at the Company's management training center in Greer, South Carolina prior to being placed in associate manager positions. All restaurant managers continue their training through various training manuals and classes developed by the Company.

  Each restaurant management team reports to a district manager or district partner (under the District Partner Program described below). Individuals in these positions normally oversee the operations of four to eight restaurants and report to one of eight regional directors or regional partners (under the Regional Partner Program described below), positions that may be at the Vice President level and, in every case, report to the Senior Vice President-Operations. Communication and support from all corporate office departments are designed to assist all restaurant supervisory personnel (collectively referred to as "Restaurant Supervision") in responding promptly to local concerns.

  All Restaurant Supervision as well as general managers, operating partners and managers participate in incentive bonus programs. Bonuses paid to general managers and managers are based on the monthly sales volume of their individual restaurant with deductions for excess spending in key expense items, such as food cost, payroll and cash shortages. The bonus program for district managers and regional directors is based principally on same-store sales, profitability, "hidden shopper" (service feedback) scores and certain qualitative factors.

  In 1997, the Company initiated an Operating Partner Program in order to provide general managers with an additional career path and an opportunity to share in the profitability of their stores. After being selected and upon a $10,000 investment in Ryan's common stock, a general manager is promoted to Operating Partner and then shares in any profit improvement and overall profitability of the restaurant. At January 2, 2002, Operating Partners were managing 178 restaurants. The Company's goal is to have Operating Partners in approximately two-thirds of its restaurants at the end of 2002.

  In 1999, the Company initiated a District Partner Program in order to reward top-performing district managers who were ready to assume additional responsibilities. After being selected and upon a $15,000 investment in Ryan's common stock, a district manager is promoted to District Partner and then shares in any profit improvement and overall profitability of the restaurants under his or her supervision. At January 2, 2002, there were 20 District Partners supervising 132 restaurants. The Company's goal is to have an additional five to eight District Partners in place at the end of 2002.

  In 2000, the Company initiated a Regional Partner Program in order to reward top-performing regional directors who had demonstrated the ability to assume additional responsibilities. After being selected and upon a $20,000 investment in Ryan's common stock, a regional director is promoted to Regional Partner and then shares in the overall profitability of the restaurants under his or her supervision. A Regional Partner's compensation is also affected by same-store sales, "hidden shopper" scores, profit improvement and certain qualitative factors. At January 2, 2002, there was one Regional Partner supervising 58 restaurants. The Company's goal is to have one or two additional Regional Partners in place at the end of 2002.

  Advertising. The Company does not rely extensively on advertising, spending less than one percent of restaurant sales during each of the years 2001, 2000 and 1999 on advertising. In 2001, the Company's advertising efforts consisted principally of billboard advertising, newspaper ads and local marketing efforts. Local marketing focuses on building customer relationships through community involvement and may include activities such as sponsoring a youth sports team, providing a meeting place for organizations or providing food for a special community event. The emphasis is on building relationships at the restaurant level that lead to word-of-mouth advertising and, in turn, to increased restaurant sales. In 2000, the Company ran media advertising campaigns, using spot television, cable television and radio, in 20 markets covering 89 Ryan's restaurants. Newspaper ads and billboards were used in various other markets.

  In 2002, current plans call for the continued emphasis on billboard advertising and local marketing efforts. The Company reviews its overall advertising plans annually and may or may not utilize television or radio advertising in the future depending on various factors such as historical sales results from advertising, current and planned restaurant programs and current advertising cost levels.

Expansion of Company-Owned Restaurants

  General. At January 2, 2002, the Company owned and operated 313 Ryan's restaurants. During 2002, current plans call for 17 to 19 new Company-owned Ryan's, including five or six relocations. Target sites for these new restaurants are spread throughout or contiguous to the Company's current 23-state operating area. Management defines a relocation as a restaurant opened within 12 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. The following table summarizes the Company's openings, closings and relocations during 2001, 2001 and 1999:

                                   2001      2000      1999
          Beginning of year         301       289       280
          New restaurants            11        13        12
          Relocations - opened        5         4         6
          Relocations - closed       (4)       (5)       (6)
          Closings                    -         -        (3)
          End of year               313       301       289

  Site Selection. The Company employs a real estate manager and uses in-house real estate representatives to locate potential new sites and to perform all preliminary site investigative work. Final approval is made by the Company's executive management. Important factors in site selection include population, demographics, proximity to both business and residential areas, traffic count and site accessibility. Another factor in site selection for a Ryan's restaurant is its proximity to other Ryan's restaurants because this proximity improves the efficiency of the Company's Restaurant Supervision, advertising programs and distribution network.

  Construction. The Company presently acts as the general contractor for the construction of all of its restaurants. The Company's in-house architectural staff draws up the detailed construction plans that are used by subcontractors selected by a Ryan's project manager to perform the actual construction work. In addition to selecting and scheduling subcontractors, a Ryan's project manager also procures materials, if necessary, and provides general oversight of the construction project. A Ryan's construction superintendent is on site during the construction of each restaurant and closely supervises the progress and workmanship of the project. New restaurants are generally completed approximately four to five months from the commencement of construction. The average cost of a new Ryan's restaurant (land, building and equipment) constructed in 2001 was approximately $2.8 million.

  Restaurant Opening. When a new Ryan's restaurant is opened, all restaurant management positions are staffed with personnel who have had prior management experience in another of the Company's restaurants. Prior to opening, all staff personnel at the new location undergo one week of intensive training conducted by a new store opening team.

  Franchising.   While  the Company has granted Ryan's  franchises  in
the past, management has not actively pursued new franchisees in recent years in order to concentrate on the operation and development of Company-owned restaurants. Future consideration may be given to new franchisees proposing to operate in regions significantly outside of the Company's existing or contemplated operating areas.

  The following table indicates the number of franchised restaurants opened each year, net of closings, and the total number of franchised restaurants open at each year-end during the 5-year period ending January 2, 2002:
<table>                         Net
                            Restaurants          Total Open
                Year      Opened (Closed)       at Year-End
               1997              -                  25
               1998              1                  26
               1999             (3)                 23
               2000              -                  23
               2001              -                  23

  At January 2, 2002, the Company's sole franchise agreement was with Family Steak Houses of Florida, Inc. ("Family") which, at that date, operated 23 Ryan's restaurants in central and northern Florida. The present franchise agreement expires in 2010. If Family is in compliance with the franchise agreement at that time and agrees to certain remodeling requirements, Family then has the option to extend the agreement for up to two 10-year renewal periods. The agreement provides that the Company will furnish Family with all the necessary information to construct, equip, manage and operate restaurants under the Ryan's Family Steakhouse name or derivative thereof. It further provides for exclusive territorial protection in certain Florida counties as long as Family operates a specified number of Ryan's restaurants.

  The franchise agreement with Family was amended in August 1999 in order to revise the number of Ryan's restaurants required to be in operation by Family. A comparison of the old and current requirements follow:

                                Restaurants in Operation
                                Old               Current
              Year-End      Requirement         Requirement
                2001             29                  25
                2002             30                  27
                2003             31                  29
                2004             32                  31
          Subsequent years    +1/year             +2/year

  At January 2, 2002, Family was required to have 25 restaurants in operation, but operated only 23 restaurants at that date. Under the terms of the agreement, this noncompliance does not constitute a default, but does result in Family losing its exclusive territorial protection. Family still has the right to build and operate additional restaurants in its franchise area. However, the Company also has the right to either sell franchises to other franchisees or operate Company-owned Ryan's restaurants in that area. The Company intends to explore real estate options in Family's area of operation during 2002 and may open one or two Company-owned restaurants there in 2003.

  Also, in accordance with an October 1996 amendment to the franchise agreement, the royalty rate charged to Family by the Company increased to 4% of sales from 3%, effective January 3, 2002. The 4% rate is consistent with the rate prior to the temporary rate reduction stated in a May 1992 amendment to the franchise agreement. If the franchise agreement had never been amended, Family's royalty rate would have been 5% for all of its franchised Ryan's restaurants for 1991 and onward.

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

Trademarks and Service Marks

  The Company has registered various trademarks and service marks, including "Ryan'sr", "Ryan's Family Steak Houser" and "Mega Barr", and their related designs with the United States Patent and Trademark Office. All trademarks and service marks have stated expiration dates ranging from August 2002 to November 2008. However, they are renewable for an unlimited number of additional 10-year terms at the option of the Company.

Competition

  The food service business is highly competitive and is often impacted by changes in the taste and eating habits of the public, economic and political conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of facilities are also important factors. Ryan's restaurants compete with many units operated or franchised by national, regional and local restaurant companies that offer steak or buffet-style meals. Although the Company believes that its price/value to its customers places it in an excellent competitive position, during the last few years many operators have upgraded their restaurants to more closely match the Ryan's format, particularly the Mega Barr. The Company also competes with many specialty food outlets and other food vendors.

Seasonality

  The Company's operations are subject to some seasonal fluctuations. Average sales per restaurant run approximately 5% less than the company-wide annual per-restaurant average during the first and fourth quarters and 5% more than the company-wide annual average during the second and third quarters.

Research

  The Company maintains ongoing research programs relating to the development of new products and evaluation of marketing activities. The Company's management staff includes a Director of Research and Development, whose responsibilities include enhancing and updating the Mega Barr selections. While research and development activities are important to the Company, past expenditures have not been and future expenditures are not expected to be material to the Company's financial results.

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

  The Company is subject to the Fair Labor Standards Act, which regulates matters such as minimum wage requirements, overtime and other working conditions, along with the Americans with Disabilities Act, various family leave mandates and other laws affecting employment. A significant number of the Company's restaurant team members are paid at the Federal minimum wage, and accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.50 to $6.55 per hour has recently been introduced in the U.S. Congress. The Company has typically been able to increase menu prices to cover most of the payroll rate increases.

Environmental Matters

  While the Company is not aware of any federal, state or local environmental regulations that will materially affect its operations, earnings or competitive position or result in material capital expenditures, it cannot predict the impact of possible future legislation or regulation on its operations.

Employees

  At March 6, 2002, the Company employed approximately 21,300 persons, of whom approximately 21,000 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees (defined as working at least 30 hours per week) a competitive benefit package, which includes several health insurance plans, life insurance, vacation pay and a defined contribution retirement plan. Part-time employees who work at least 20 hours per week are eligible to participate in certain health insurance plans and also receive vacation pay.

  None  of  the Company's employees are represented by a  union.   The
Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through either Company-operated or franchised restaurants. At January 2, 2002, the Company had no operations outside the continental United States.

  Information regarding the Company's restaurant sales and assets is included in the Company's financial statements, which are incorporated by reference into Part II, Item 8 of this Form 10-K.

Forward-Looking Information

  In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this annual report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all factors, the following could cause actual results to differ materially from expectations: general economic conditions including consumer confidence levels; competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; weather fluctuations; interest rate fluctuations; stock market conditions; political environment; and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including this Form 10-K. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2002 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company's loan agreements that govern the senior notes and the revolving credit facility, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.


ITEM 2. PROPERTIES.

  The Company owns substantially all of its restaurant properties, each of which is a free-standing masonry building of approximately 8,000 to 12,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 125 to 200 cars on sites of approximately 75,000 to 130,000 square feet. At January 2, 2002, all restaurant sites, except 16 properties under land leases, were owned by the Company. The Company is also a party to one operating lease for a restaurant building and its underlying land.

  A listing of the number of Ryan's restaurant locations by state as of January 2, 2002 appears on page 5 of the Company's 2001 Annual Report to Shareholders and is incorporated by reference. A detailed listing of Ryan's restaurant locations may be obtained without charge by writing to the Company's corporate office, Attention: Secretary.

  The Company's corporate office consists of two office buildings (30,000 square feet and 16,000 square feet) and a 10,000 square foot warehouse facility, all of which are located in Greer, South Carolina. The office buildings (land and building) are owned by the Company. The warehouse facility is leased with annual renewal terms ending in October 2005.

  From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at January 2, 2002, five closed restaurant properties were offered for sale. The Company believes that the eventual disposition or non-
disposition of all such properties will not materially affect its business or financial condition, taken as a whole.


ITEM 3. LEGAL PROCEEDINGS.

  In September 2001 the Company received a proposed assessment from the South Carolina Department of Revenue ("DOR") in connection with the DOR's audits of the Company's state tax returns for the years 1994 through 1999. The Company disagrees strongly with the DOR's findings, intends to vigorously contest the assessment and has in fact filed refund claims for substantially all of the years under audit. The DOR has not yet issued a final determination. Management has engaged legal counsel to represent the Company before the DOR and beyond, if necessary. At this time, it is not possible to estimate the ultimate financial outcome to the Company. In the event of an unfavorable outcome, payment of the assessment, including any interest and penalties, by the Company to the DOR would not affect the Company's ability to meet its obligations or conduct its business.

  In addition, from time to time, the Company is a defendant in legal actions arising in the normal course of its business. Based on those legal actions currently known to its management, the Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions, if decided adversely, would have a material effect on its business or financial condition, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                PART II


ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The information regarding trading of the Company's common stock, quarterly market prices and dividends appears under "Common Stock Data" and "Market Price of Common Stock" on page 25 of the Company's 2001 Annual Report to Shareholders and is incorporated by reference.

  At   March  6,  2002,  the  Company's  common  stock  was  held   by
approximately 12,000 stockholders of record including holdings through nominee or street name accounts with brokers.

  As further described in Item 7A, the Company is party to a long-term credit agreement involving a revolving credit facility, expiring in January 2005, that prohibits the payment of cash dividends. However, the payment of dividends solely in the Company's common stock is permitted under the terms of the agreement.


ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is included in the "Five-Year Financial Summary" on page 13 of the Company's 2001 Annual Report to Shareholders and is incorporated by reference. The Company has never paid cash dividends on its common stock and does not expect to pay such dividends in the foreseeable future.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included on pages 6 through 11 of the Company's 2001 Annual Report to Shareholders and is incorporated by reference.


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

  While the Company has entered into derivative financial instrument agreements in the past, there were no such agreements outstanding as of January 2, 2002. The Company does not enter into financial instrument agreements for trading or speculative purposes.

  The following table presents information regarding the Company's outstanding long-term debt based on total outstanding debt balances as of January 2, 2002. The contractually required principal repayments and their related average interest rates by maturity date are presented in the table. For the variable rate debt, average interest rate is based on the two-month London Interbank Offered Rate ("LIBOR") as of January 2, 2002 plus the current applicable margin of 1.375%. The applicable margin is subject to increase up to a maximum of 1.675% or decrease to a minimum of 0.875% in future years depending upon changes to the Company's ratio of funded debt to EBITDA. The fair value of the variable rate debt approximates its carrying amount at January 2, 2002 due to the variable rate provisions of the related debt instruments. During 2001, the variable rate debt had an average interest rate of 6.1%. The fair value of the fixed rate debt is based on borrowing rates available to the Company for notes with similar terms and average maturities at January 2, 2002.

                           As of January 2, 2002
                         Expected Maturity Dates
                                                  There-       Fair
                    2002  2003  2004  2005   2006 after  Total Value
Liabilities (in millions)
Long-term debt -
 Variable rate       -      -     -   $103.0   -     -   103.0  103.0
  Average interest rate
                    3.2%   3.2%  3.2%    3.2%  -     -     3.2%
 Fixed rate          -      -     -    $18.8  18.8 37.4   75.0   79.7
  Average interest rate
                    9.0%   9.0%  9.0%    9.0%  9.0% 9.0%   9.0%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's financial statements, unaudited quarterly financial information and the independent auditors' report are included on pages 14 through 23 of the Company's 2001 Annual Report to Shareholders and are incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                               PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2002 under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.EXECUTIVE COMPENSATION.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2002 under the headings "Election of Directors - Compensation of Directors", "Executive Compensation and Other Information", "Report of the Compensation Committee" and "Performance Graph."


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2002 under the headings "Election of Directors", "Certain Beneficial Owners of Common Stock" and "Executive Officers."


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2002 under the headings "Election of Directors" and "Executive Compensation and Other Information - Deferred Compensation - Salary Continuation Agreement."


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

                4.2         See Exhibits 3.1, 3.1.1, 3.1.2, 3.2, 3.2.1
                and 3.2.2.

                4.3         See  Exhibit  10.22,  10.23,  10.23.1  and
                10.24.

                *10.1      Ryan's Family Steak Houses, Inc. 1987
                Stock Option Plan:  Incorporated by reference to
                Exhibit 4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-15924).

                *10.2      Ryan's Family Steak Houses, Inc. 1991
                Stock Option Plan:  Incorporated by reference to
                Exhibit 4.4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).

                *10.3      Ryan's Family Steak Houses, Inc. 1998
                Stock Option Plan:  Incorporated by reference to
                Exhibit 99.1 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 333-67165).

                *10.4+     Ryan's Family Steak Houses, Inc. 2002
                Stock Option Plan.

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

                10.8       Agreement and Plan of Restructuring:
                Incorporated by reference to Exhibit A to the Proxy Statement of the Company, dated March 25, 1993, filed with respect to the Annual Meeting of Shareholders to be held on April 28, 1993 (Commission file no. 0-10943).

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

                *10.14     Split Dollar Agreement by and between the
                Company and Morgan A. Graham dated November 12, 1993:
                Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 31, 1997 (Commission file no. 0-10943) (the "1997 10-K").

                *10.15     Split Dollar Agreement by and between the
                Company and Janet J. Gleitz dated November 12, 1993:
                Incorporated by reference to Exhibit 10.16 to the 1997 10-K.

                *10.16     Split Dollar Agreement by and between the
                Company and Ilene T. Turbow dated November 12, 1995:
                Incorporated by reference to Exhibit 10.17 to the 1997 10-K.

                *10.17     Deferred Compensation Plan by and between
                the Company and Morgan A. Graham dated November 1, 1997: Incorporated by reference to Exhibit 10.18 to the 1997 10-K.

                *10.18     Deferred Compensation Plan by and between
                the Company and Janet J. Gleitz dated November 1,
                1997: Incorporated by reference to Exhibit 10.19 to the 1997 10-K.

                *10.19     Deferred Compensation Plan by and between
                the Company and Ilene T. Turbow dated November 1,
                1997: Incorporated by reference to Exhibit 10.20 to the 1997 10-K.

                *10.20     Executive Bonus Plan, commencing in fiscal
                year 1998:  Incorporated by reference to Exhibit
                10.23 to the 1997 10-K.

                10.21+     Franchise Agreement between Ryan's Family
                Steak Houses, Inc. (later assigned to Ryan's
                Properties, Inc.) and Family Steak Houses of Florida, Inc. dated September 16, 1987.

                10.21.1+ Amendment to the Franchise Agreement referred to at Exhibit 10.21, dated as of May 29, 1992.

                10.21.2 Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994: Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 28, 1994 (Commission file no. 0-10943).

                10.21.3 Amendment dated October 3, 1996 to the Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994:
                Incorporated by reference to Exhibit 10.22.1 to the 1999 10-K.

                10.21.4 Amendment dated August 31, 1999 to the Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc. dated July 11, 1994 and amended on October 17, 1994 and October 3, 1996:
                Incorporated by reference to Exhibit 10.22.2 to the 1999 10-K.

                10.21.5+ Amendment to the Franchise Agreement referred to at Exhibit 10.21, dated as of January 30, 2002.

                10.22      Ryan's Family Steak Houses, Inc. and
                Wachovia Bank of North Carolina, N.A., as Rights
                Agent, Shareholder Rights Agreement dated as of
                January 26, 1995:  Incorporated by reference to
                Exhibit 2 to the report on Form 8-K filed with the Commission on February 9, 1995 (Commission file no. 0-10943).

                10.23 Credit Agreement dated as of January 28, 2000 among Ryan's Family Steak Houses, Inc. (the "Borrower"), the domestic subsidiaries of the Borrower, as Guarantors, Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent, SunTrust Bank, Atlanta, as Senior Managing Agent, and certain other banks signatory thereto: Incorporated by reference to
                Exhibit 10.24 to the 1999 10-K.

                10.23.1+ First Amendment to the Credit Agreement referred to at Exhibit 10.23, dated as of November 9, 2001.

                10.24 Note Purchase Agreement between Ryan's Family Steak Houses, Inc. and various lenders for $75,000,000 of 9.02% Senior Notes due January 28, 2008: Incorporated by reference to Exhibit 10.25 to the 1999 10-K.

                *10.25    Form of Split-Dollar Life Insurance
                Agreement by and between the Company and each of Messrs. Way, McCranie, Graham, Grant, Hart and Shaw and Ms. Gleitz and Ms. Turbow: Incorporated by reference to Exhibit 10.26 to the 1999 10-K.

                *10.26    Deferred Compensation Plan, effective as of
                August 1, 1999:  Incorporated by reference to Exhibit
                10.27 to the 1999 10-K.

                *10.27    Form of Employment, Noncompetition and
                Severance Agreement by and between the Company and each of Messrs. Way, McCranie, Grant, Graham, and Hart and Ms. Gleitz and Ms. Turbow: Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the period ended January 3, 2001 (Commission file no. 0-10943).

                13.1+      Ryan's Family Steak Houses, Inc. 2001
                Report to Shareholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as a part hereof).

                21.1+      Subsidiaries of the Company.

                23.1+      Consent of Independent Auditors.

                *          This is a management contract or
                compensatory plan or arrangement.
                +          Filed with this Form 10-K.

  (b) On October 9, 2001, November 13, 2001, December 10, 2001 and January 7, 2002, the Company filed reports on Form 8-K regarding sales information for September 2001, October 2001, November 2001 and December 2001, respectively.

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

                            RYAN'S FAMILY STEAK HOUSES, INC.
March 28, 2002

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

Signature                 Title                   Date

/s/Charles D. Way        Chairman, President and  March 28, 2002
Charles D. Way           Chief Executive Officer

/s/G. Edwin McCranie     Director and Executive   March 28, 2002
G. Edwin McCranie        Vice President

/s/James D. Cockman      Director              March 28, 2002
James D. Cockman

/s/Barry L. Edwards      Director              March 28, 2002
Barry L. Edwards

/s/Brian S. MacKenzie    Director              March 28, 2002
Brian S. MacKenzie

/s/Harold K. Roberts, Jr.   Director           March 28, 2002
Harold K. Roberts, Jr.

/s/James M. Shoemaker, Jr.  Director           March 28, 2002
James M. Shoemaker, Jr.

/s/Fred T. Grant, Jr.    Senior Vice President - Finance,   March 28,
2002
Fred T. Grant, Jr.       Treasurer and Assistant
                         Secretary (Principal Financial
                         and Accounting Officer)

                   RYAN'S FAMILY STEAK HOUSES, INC.

                     INDEX TO FINANCIAL STATEMENTS

  The following financial statements of the Registrant included in the Annual Report to Shareholders for the year ended January 2, 2002, are incorporated herein by reference. With the exception of the pages listed below and other information incorporated in this report on Form 10-K, the 2001 Annual Report to Shareholders is not deemed "filed" as part of this report.

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