Form 10-Q
period 2002-04-03
RYANS FAMILY STEAKHOUSES INC
filed 2002-05-20
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended April 3, 2002

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

At  April  3, 2002, there were 43,710,000 shares outstanding
(adjusted for stock split effected May 15, 2002; see Note  5 to financial statements) of the registrant's common stock, par value $1.00 per share.


                RYAN'S FAMILY STEAK HOUSES, INC.

                       TABLE OF CONTENTS           PAGE NO.


PART I -  FINANCIAL INFORMATION

Item 1.                                     Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended April 3, 2002 and April 4, 20013

       Consolidated Balance Sheets -
       April 3, 2002 (Unaudited) and January 2, 2002 4

       Consolidated Statements of Cash Flows (Unaudited) -
       Three Months Ended April 3, 2002 and April 4, 2001
       5

       Consolidated Statements of Shareholders' Equity
       (Unaudited) -
       Three Months Ended April 3, 2002 and April 4, 2001
       6

       Notes to Consolidated Financial Statements
       (Unaudited)                                 7 - 8

Item 2.Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                   9 - 11

Item 3.Quantitative And Qualitative Disclosures About
       Market Risk                                   12

Forward-Looking Information                           12


PART II -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K             13


SIGNATURES                                            13


                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                         Quarter Ended
                                     April 3,       April 4,
                                       2002           2001
Restaurant sales                     $193,570        183,896

Operating expenses:
 Food and beverage                     70,722         68,470
 Payroll and benefits                  58,326         55,047
 Depreciation                           7,352          7,054
 Other operating expenses              26,288         25,366
   Total operating expenses           162,688        155,937
   Operating profit                    30,882         27,959

General and administrative expenses     9,209          8,877
Interest expense                        2,275          3,366
Revenues from franchised restaurants    (432)          (350)
Other income, net                     (1,141)          (778)
Earnings before income taxes           20,971         16,844
Income taxes                            7,550          6,063

   Net earnings                      $ 13,421         10,781

Net earnings per common share:
 Basic                               $    .30            .23
 Diluted                                  .28            .23

Weighted-average shares:
 Basic                                 44,835         46,593
 Diluted                               47,136         47,438

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                     April 3,      January 2,
                                       2002           2002
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 17,250         13,323
 Receivables                            4,101          4,806
 Inventories                            5,256          5,091
 Deferred income taxes                  5,048          5,048
 Prepaid expenses                       1,200            816
   Total current assets                32,855         29,084

Property and equipment:
 Land and improvements                133,056        132,074
 Buildings                            381,922        379,254
 Equipment                            210,994        207,150
 Construction in progress              38,800         38,145
                                      764,772        756,623
 Less accumulated depreciation        213,229        209,514
   Net property and equipment         551,543        547,109
Other assets                            7,464          6,936
                                     $591,862        583,129

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                      20,926         13,472
 Income taxes payable                   6,952          3,238
 Accrued liabilities                   34,149         36,333
   Total current liabilities           62,027         53,043
Long-term debt                        198,000        178,000
Deferred income taxes                  31,495         31,419
Other long-term liabilities             4,464          3,913
   Total liabilities                  295,986        266,375

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 43,710,000 in 2002 and
 45,816,000 shares in 2001             43,710         45,816
 Additional paid-in capital             -              5,042
 Retained earnings                    252,166        265,896
   Total shareholders' equity         295,876        316,754
Commitments
                                     $591,862        583,129

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                       Three Months Ended
                                     April 3,       April 4,
                                       2002           2001
Cash flows from operating activities:
 Net earnings                        $ 13,421         10,781
 Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
   Depreciation and amortization        7,726          7,458
     Gain on sale of property
     and  equipment                       (21)            (1)
    Tax benefit related to exercise
    of stock options                      891            306
   Decrease (increase) in:
     Receivables                          705           (356)
     Inventories                         (165)           (41)
     Prepaid expenses                    (384)          (326)
     Other assets                        (597)          (280)
   Increase (decrease) in:
     Accounts payable                   7,454          3,502
     Income taxes payable               3,714          4,432
     Accrued liabilities               (2,184)        (1,623)
     Deferred income taxes                 76             61
     Other long-term liabilities          551            393

Net cash provided by operating
 activities                            31,187         24,306

Cash flows from investing activities:
  Proceeds from sale of property and
  equipment                             2,325            110
 Capital expenditures                 (14,395)       (15,274)

Net cash used in investing activities (12,070)       (15,164)

Cash flows from financing activities:
  Net borrowings from revolving credit
    facility                           20,000          9,000
 Proceeds from stock options exercised  2,344            805
 Purchases of common stock            (37,534)        (8,551)

Net cash provided by (used in)
  financing activities                (15,190)         1,254

Increase in cash and cash equivalents   3,927         10,396

Cash and cash equivalents - beginning
 of period                             13,323          2,098

Cash and cash equivalents - end of
 period                              $ 17,250         12,494

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)


          I.  For the Three Months ended April 3, 2002

                           $1 Par Value  Additional
                               Common     Paid-In   Retained
                               Stock      Capital   Earnings   Total
Balances at January 2, 2002   $45,816      5,042    265,896   316,754

  Net earnings                   -           -       13,421    13,421
  Issuance of common stock
   under stock option plans       398      1,946       -        2,344
  Tax benefit from exercise of
   non-qualified stock options   -           891       -          891
  Purchases of common stock    (2,504)    (7,879)   (27,151)  (37,534)

Balances at April 3, 2002     $43,710       -       252,166   295,876


          II.  For the Three Months ended April 4, 2001

                           $1 Par Value   Additional
                               Common      Paid-In   Retained
                               Stock       Capital   Earnings   Total

Balances at January 3, 2001   $46,788       -       235,641    282,429

  Net earnings                   -          -        10,781     10,781
  Issuance of common stock
   under stock option plans       183       622        -           805
  Tax benefit from exercise of
   non-qualified stock options   -          306        -           306
  Purchases of common stock    (1,241)     (928)     (6,382)    (8,551)

Balances at April 4, 2001     $45,730       -       240,040    285,770

See accompanying notes to consolidated financial statements.


                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 3, 2002
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 314 Company-owned and 22 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended April 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2002.

Note 3.  Relevant New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company applied these new accounting rules on January 3, 2002 and believes that their application did not materially impact the accompanying first quarter 2002 financial statements.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company will adopt this statement on January 2, 2003. The Company believes the adoption of SFAS 143 will not have a material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted the Statement effective January 3, 2002 with no impact on the first quarter 2002 results.

Note 4.  Contingencies

In September 2001 the Company received a proposed assessment from the South Carolina Department of Revenue ("DOR") in connection with the DOR's audits of the Company's state tax returns for the years 1994 through 1999. After several months of discussion with the DOR, these audits were settled in March 2002. The settlement did not materially affect the Company's financial condition or results of operations.

Note 5.  Subsequent Event

On May 1, 2002, Ryan's board of directors approved a 3-for-2 stock split of the Company's common shares in the form of a 50% stock dividend. Accordingly, shareholders of record on May 15, 2002 will receive an additional common share for every two shares they hold. The additional shares will be distributed on May 29, 2002. All share and per share amounts in the accompanying financial statements have been restated to reflect the stock split.

Note 6.  Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended April 3, 2002 versus April 4, 2001

Restaurant sales during the first quarter of 2002 increased by 5.3% over the comparable quarter of 2001. Average unit growth, based on the average number of restaurants in operation, for the quarter amounted to 3.3%. Average unit sales ("AUS"), or the average weekly sales volume per unit, for all stores (including newly opened restaurants) increased by 2.0%. Same-store sales increased by 0.7% for the quarter. The Company calculates same-store sales using AUS in units that have been open for at least 18 months and operating during comparable weeks during the current and prior year. Same-store sales in 2002 were favorably affected by new product introductions and menu price increases, partially offset by adverse winter weather in January 2002.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 84.0% during the first quarter of 2002 compared to 84.8% in 2001. Food and beverage costs decreased to 36.5% of sales in 2002 from 37.2% in 2001 due to lower beef, seafood, and pork costs combined with menu price increases, partially offset by higher lettuce prices. Payroll and benefits increased to 30.1% of sales in 2002 from 29.9% in 2001 due principally to higher manager pay offset by lower group medical insurance and workers' compensation costs. Manager pay increased as a result of a company-wide salary increase for all top-level store managers that was implemented at the beginning of April 2001 as well as from higher bonuses resulting from the first quarter's excellent operating performance. Group medical insurance costs decreased as a result of the introduction of alternative medical plans in addition to changes in employee contribution levels associated with the Company's principal medical plan. Workers' compensation costs decreased due to lower team member accident rates and efficiencies resulting from higher AUS. All other operating costs, including depreciation, decreased to 17.4% of sales in 2002 from 17.6% in 2001 due principally to lower natural gas prices in 2002. Based on these factors, the Company's operating profit increased by 0.8% of sales to 16.0% in 2002 from 15.2% in 2001.

General and administrative expenses remained unchanged at 4.8% of sales in both 2002 and 2001. Improved manager turnover resulted in lower hiring expenses in 2002. The increase in AUS also favorably impacted this heavily fixed-cost category.

Interest expense for the first quarters of 2002 and 2001 amounted to 1.2% and 1.8% of sales, respectively. The effective average interest rate decreased to 5.7% during the first quarter of 2002 from 8.1% in 2001, resulting from a favorable interest rate environment. At April 3, 2002, approximately 62% of the Company's outstanding debt was variable-rate debt with interest rates based generally on the London Interbank Offered Rate ("LIBOR"). Based on current LIBOR rates and recent actions by the U.S. Federal Reserve Bank, management believes that the effective interest rate comparisons will remain favorable through the third quarter of 2002.

An effective income tax rate of 36.0% was used for both the first quarters of 2002 and 2001.

Net earnings for the first quarter amounted to $13.4 million in 2002 compared to $10.8 million in 2001. Weighted-average shares (diluted) decreased 0.6% resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) increased by 21.7% to 28 cents in 2002 compared to 23 cents in 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

At April 3, 2002, the Company's working capital amounted to a $30.1 million deficit compared to a $24.0 million deficit at January 2, 2002. The Company does not anticipate any adverse effects from the current working capital deficit due to significant cash flow provided by operations, which amounted to $31.2 million for the first three months of 2002 and $84.9 million for the year ended January 2, 2002.

Total capital expenditures for the first three months of 2002 amounted to $14.4 million. The Company opened four Ryan's restaurants during the first three months of 2002, including one relocation, and closed three restaurants, including one due to relocation. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2002, the Company plans to build and open 15 new restaurants, including five relocations. All new restaurants will open with Ryan's Display Cooking format. This format was introduced in 2000 and involves a glass-enclosed grill and cooking area that extends into the dining room. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plate. Management intends to remodel approximately 35 restaurants during 2002 with the Display Cooking format. Total 2002 capital expenditures are estimated at $65 million. The Company is currently concentrating its efforts on Company-owned Ryan's restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 45 million shares of the Company's common stock through December 2002. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first three months of 2002, the Company purchased 2,504,400 shares at an aggregate cost of $37.5 million. Through April 3, 2002, approximately 40.5 million shares, or 51% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $281.8 million. Purchases since April 3, 2002 have not been significant. The Company completed a substantial portion of its 2002 share repurchase goals during the first quarter and may repurchase an additional $3.0 million to $5.0 million of its common stock during the remainder of the year if management believes that shares can be purchased at attractive levels, subject to the continued availability of capital, the limitations imposed by the Company's current credit agreements, applicable securities regulations and the other factors described in "Forward-Looking Information". The
Company is currently prohibited from repurchasing stock after 2002 by the terms of its revolving credit facility (see next paragraph).

Management estimates that cash generated from operations will exceed the Company's 2002 capital expenditure requirements and currently plans to use this excess cash for either stock repurchases or debt reduction. At April 3, 2002, the Company's outstanding debt consisted of $75 million of 9.02% senior notes and a $200 million revolving credit facility of which $123 million was outstanding at that date. After allowances for letters of credit and other items, there was approximately $68 million in funds available under the revolving credit facility. The Company's ability to draw on these funds may be limited by restrictions in the agreements governing both the senior notes and the revolving credit facility. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2002.

Management believes that its current capital structure is sufficient to meet its 2002 requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that have significant impact on the Company's financial statements and involve difficult or subjective estimates of future events by management. Management's estimates could differ significantly from actual results, leading to possible significant adjustments to future financial results.

Management believes that the Company's policy regarding asset impairment is the Company's sole critical accounting policy. This policy generally applies to the recoverability of a restaurant's carrying amount. For restaurants that will continue to be operated, the carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, of the restaurant. The estimate of future cash flows is based on management's review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management's knowledge of current and planned development near the restaurant site and on current market transactions. If the carrying amount is not recoverable, or less than the sum of the undiscounted future cash flows, the carrying value is reduced to the restaurant's current fair value less costs to sell ("Current Market Proceeds"). The estimate of Current Market Proceeds is based on current market transactions for similar restaurants. If the decision has been made to close a restaurant, the carrying value of that restaurant is reduced to its Current Market Proceeds.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.50 to $6.65 per hour has recently been introduced in the U.S. Congress. The Company is typically able to increase menu prices to cover most of the payroll rate increases.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Annual menu price increases during the last five years have generally ranged from 2% to 4%.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company's exposure to market risk relates primarily to changes in interest rates. Foreign currencies are not used in the Company's operations, and commodities used in the preparation of food at the Company's restaurants are not under purchase contract for more than one year in advance.

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt
under   the   Company's  revolving  credit   facility   (see
"Liquidity and Capital Resources"). At April 3, 2002, there was $123 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended April 3, 2002
would   have  impacted  interest  expense  by  approximately
$232,000 and net earnings by $148,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding as of April 3, 2002. The Company does not enter into financial instrument agreements for trading or speculative purposes.


                   FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this annual report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all factors, the following could cause actual results to differ materially from expectations: general economic conditions including consumer confidence levels; competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; weather fluctuations; interest rate fluctuations; stock market conditions; political environment; and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended January 2,
2002. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2002 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company's loan agreements that govern the senior notes and the revolving credit facility, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.


                   PART II.  OTHER INFORMATION

Item 6.                                 Exhibits and Reports
on Form 8-K.

       (a)None.
       (b)On January 7, 2002, the Company filed a report on Form 8-K regarding sales information for December 2001.
          On  May  1,  2002, the Company filed a  report  on
           Form 8-K regarding its board of directors' approval of a 3-for-2 stock split.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




May 20, 2002             /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




May 20, 2002             /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer




May 20, 2002             /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller