Form 10-Q
period 2002-07-03
RYANS FAMILY STEAKHOUSES INC
filed 2002-08-19
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended July 3, 2002

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

At July 3, 2002, there were 43,510,000 shares outstanding of the registrant's common stock, par value $1.00 per share.


                RYAN'S FAMILY STEAK HOUSES, INC.

                       TABLE OF CONTENTS           PAGE NO.


PART I -  FINANCIAL INFORMATION

Item 1.                                     Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended July 3, 2002 and July 4, 2001  3

       Consolidated Statements of Earnings (Unaudited) -
       Six Months Ended July 3, 2002 and July 4, 20014

       Consolidated Balance Sheets -
       July 3, 2002 (Unaudited) and January 2, 2002  5

       Consolidated Statements of Cash Flows (Unaudited) -
       Six Months Ended July 3, 2002 and July 4, 20016

       Consolidated Statements of Shareholders' Equity
       (Unaudited) -
       Six Months Ended July 3, 2002 and July 4, 20017

       Notes to Consolidated Financial Statements
       (Unaudited)                                 8 - 9

Item 2.Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                  10 - 13

Item 3.Quantitative And Qualitative Disclosures About
       Market Risk                                   13

Forward-Looking Information                           14


PART II -                                     OTHER INFORMATION

Item 4.                      Submission of Matters to a Vote of Security Holders
15

Item 6.                                Exhibits and Reports on Form 8-K
15


SIGNATURES                                            16

                 PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                         Quarter Ended
                                     July 3,        July 4,
                                       2002           2001
Restaurant sales                     $201,027        192,606

Operating expenses:
 Food and beverage                     71,480         70,116
 Payroll and benefits                  60,952         57,143
 Depreciation                           7,351          7,266
 Other operating expenses              26,089         26,245
   Total operating expenses           165,872        160,770
   Operating profit                    35,155         31,836

General and administrative expenses     9,578          9,338
Interest expense                        2,326          3,360
Revenues from franchised restaurants    (463)          (325)
Other income, net                       (530)          (591)
Earnings before income taxes           24,244         20,054
Income taxes                            8,818          7,220

   Net earnings                      $ 15,426         12,834

Net earnings per common share:
 Basic                               $    .35            .28
 Diluted                                  .34            .27

Weighted-average shares:
 Basic                                 43,733         45,507
 Diluted                               45,977         46,958

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                      Six Months Ended
                                     July 3,        July 4,
                                       2002           2001
Restaurant sales                     $394,597        376,502

Operating expenses:
 Food and beverage                    142,202        138,199
 Payroll and benefits                 119,278        112,190
 Depreciation                          14,703         14,320
 Other operating expenses              52,377         51,611
   Total operating expenses           328,560        316,320
   Operating profit                    66,037         60,182

General and administrative expenses    18,787         18,602
Interest expense                        4,601          6,726
Revenues from franchised restaurants    (895)          (675)
Other income, net                     (1,671)        (1,369)
Earnings before income taxes           45,215         36,898
Income taxes                           16,368         13,283

   Net earnings                      $ 28,847         23,615

Net earnings per common share:
 Basic                               $    .65            .51
 Diluted                                  .62            .50

Weighted-average shares:
 Basic                                 44,284         46,050
 Diluted                               46,557         47,198

See accompanying notes to consolidated financial statements.


                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                     July 3,       January 2,
                                       2002           2002
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 10,833         13,323
 Receivables                            4,512          4,806
 Inventories                            4,726          5,091
 Deferred income taxes                  5,048          5,048
 Prepaid expenses                       2,267            816
   Total current assets                27,386         29,084

Property and equipment:
 Land and improvements                134,836        132,074
 Buildings                            388,937        379,254
 Equipment                            216,243        207,150
 Construction in progress              42,693         38,145
                                     782,709        756,623
 Less accumulated depreciation        219,935        209,514
   Net property and equipment         562,774        547,109
Other assets                            7,478          6,936
                                    $597,638        583,129

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                      12,813         13,472
 Income taxes payable                   6,422          3,238
 Accrued liabilities                   39,616         36,333
   Total current liabilities           58,851         53,043
Long-term debt                        195,000        178,000
Deferred income taxes                  31,583         31,419
Other long-term liabilities             4,679          3,913
   Total liabilities                  290,113        266,375

Shareholders' equity:
 Common stock of $1.00 par value; authorized
  100,000,000 shares; issued 43,510,000 in
  2002 and 45,816,000 shares in 2001   43,510         45,816
 Additional paid-in capital             1,686          5,042
 Retained earnings                    262,329        265,896
   Total shareholders' equity         307,525        316,754
Commitments
                                     $597,638        583,129

See accompanying notes to consolidated financial statements.

        RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                        Six Months Ended
                                     July 3,        July 4,
                                       2002           2001
Cash flows from operating activities:
 Net earnings                        $ 28,847         23,615
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization       15,385         15,147
     Gain   on   sale  of  property  and  equipment           (8)
(74)
    Tax  benefit  related to stock options  exercised       1,686
1,104
   Decrease (increase) in:
     Receivables                          294        (1,523)
     Inventories                          365             49
     Prepaid expenses                  (1,451)         (474)
     Other assets                       (681)          (347)
   Increase (decrease) in:
     Accounts payable                   (659)          6,283
     Income taxes payable               1,498          5,570
     Accrued liabilities                3,283          3,674
     Deferred income taxes                164            133
     Other long-term liabilities          766            565

Net   cash  provided  by  operating  activities            49,489
53,722

Cash flows from investing activities:
  Proceeds  from  sale of property and  equipment           3,697
612
 Capital expenditures                (34,600)       (29,182)

Net  cash  used  in  investing activities                (30,903)
(28,570)

Cash flows from financing activities:
  Net  borrowings  from revolving credit facility          17,000
-
 Proceeds from stock options exercised  4,438          2,904
 Purchases of common stock           (42,514)       (11,883)

Net  cash  used  in  financing activities                (21,076)
(8,979)

Increase  (decrease)  in  cash and cash  equivalents      (2,490)
16,173

Cash  and  cash  equivalents - beginning of  period        13,323
2,098

Cash  and  cash  equivalents - end  of  period    $        10,833
18,271

See accompanying notes to consolidated financial statements.
                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)

            I.  For the Six Months ended July 3, 2002

                           $1 Par Value  Additional
                            Common       Paid-In   Retained
                            Stock        Capital   Earnings   Total
Balances at January 2, 2002 $45,816       5,042   265,896   316,754

  Net earnings                  -           -      28,847    28,847
  Issuance of common stock
   under stock option plans     525       2,227      -        2,752
  Tax benefit from exercise of
   non-qualified stock options   -        1,686      -        1,686
  Purchases of common stock  (2,831)     (7,269)  (32,414)  (42,514)

Balances at July 3, 2002    $43,510       1,686   262,329   307,525

           II.  For the Six Months ended July 4, 2001

                          $1 Par Value   Additional
                           Common        Paid-In   Retained
                           Stock         Capital   Earnings   Total
Balances at January 3, 2001 $46,788          -      235,641   282,429

  Net earnings                 -             -       23,615    23,615
  Issuance of common stock
   under stock option plans      591        1,209      -        1,800
  Tax benefit from exercise of
   non-qualified stock options  -           1,104      -        1,104
  Purchases of common stock   (1,706)      (1,080)   (9,097)  (11,883)

Balances at July 4, 2001     $45,673        1,233   250,159   297,065

See accompanying notes to consolidated financial statements.
                RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 3, 2002
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 316 Company-owned and 22 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended July 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2002.

Note 3.  Relevant New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company applied these new accounting rules on January 3, 2002 and believes that their application did not materially impact the accompanying 2002 financial statements.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted the Statement effective January 3, 2002 with no impact on its 2002 results.

Note 4.  Stock Split

On May 1, 2002, Ryan's board of directors approved a 3-for-2 stock split of the Company's common shares in the form of a 50% stock dividend. Accordingly, shareholders of record on May 15, 2002 received an additional common share for every two shares they held. The additional shares were distributed on May 29, 2002. All share and per share amounts in the accompanying financial statements have been restated to reflect the stock split.

Note 5.  Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications did not affect the prior year's net income or stockholders' equity.

Note 6.  Subsequent Event

On  July 22, 2002 at a Special Meeting of Shareholders,  the
Company's shareholders approved the 2002 Stock Option Plan under which 3,600,000 shares of the Company's common stock were made available for future stock option grants.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended July 3, 2002 versus July 4, 2001

Restaurant sales during the second quarter of 2002 increased by 4.4% over the comparable quarter of 2001. Average unit growth, based on the average number of restaurants in operation, amounted to 2.6% for the quarter. Average unit sales ("AUS"), or the average weekly sales volume per unit, for all stores (including newly opened restaurants) increased by 2.1%. Same-store sales increased by 0.7% for the quarter compared to a 0.4% increase for 2001. The Company calculates same-store sales using AUS in units that have been open for at least 18 months and operating during comparable weeks during the current and prior years. Same-store sales in 2002 were favorably affected by new product introductions and menu price increases, but trended downward during the quarter, declining from +1.8% in April to -0.1% in June. All store formats, including Display Cooking (see "Liquidity and Capital Resources") were affected by the decline. In addition, first-year Display Cooking conversions showed average sales increases ranging from 3% to 5% during the quarter compared to management's expected increases of approximately 15% and a first quarter 2002 peak of +10%. Based on continued high sales volumes at new Display Cooking restaurants, management continues to believe that Display Cooking has consumer appeal and that current sales trends can be improved with better store-level execution and training.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 82.5% during the second quarter of 2002 compared to 83.5% in 2001. Food and beverage costs decreased to 35.6% of sales in 2002 from 36.4% of sales in 2001 due to lower beef, seafood, and pork costs combined with menu price increases, partially offset by higher potato, soybean-oil products and distribution costs. Payroll and benefits increased to 30.3% of sales in 2002 from 29.7% of sales in 2001 due principally to higher manager pay and workers' compensation costs. Manager pay increased as a result of improved retention and higher performance bonuses, and workers' compensation costs increased due to higher projected per claim costs. All other operating costs, including depreciation, decreased to 16.6% of sales in 2002 from 17.4% in 2001 due principally to lower natural gas and store closing costs in 2002. Based on these factors, the Company's operating profit increased by 1.0% of sales to 17.5% of sales in 2002 from 16.5% of sales in 2001.

General and administrative expenses remained flat at 4.8% of sales in both 2002 and 2001.

Interest expense for the second quarters of 2002 and 2001 amounted to 1.2% and 1.7% of sales, respectively. The effective average interest rate decreased to 5.5% during the second quarter of 2002 from 7.9% in 2001, resulting from a favorable interest rate environment. At July 3, 2002, approximately 62% of the Company's outstanding debt was variable-rate debt with interest rates based generally on the London Interbank Offered Rate ("LIBOR"). Based on current LIBOR rates management believes that the effective interest rate comparisons will remain favorable at least through the third quarter of 2002.

An effective income tax rate of 36.4% was used for the second quarter of 2002 compared to 36.0% for the second quarter of 2001 due to management's revised projection of overall 2002 income tax expense.

Net earnings for the second quarter amounted to $15.4 million in 2002 compared to $12.8 million in 2001. Weighted-average shares (diluted) decreased 2.1% resulting from the Company's stock repurchase program (see "Liquidity and
Capital   Resources").   Accordingly,  earnings  per   share
(diluted) increased by 25.9% to 34 cents in 2002 compared to 27 cents in 2001.

Six months ended July 3, 2002 versus July 4, 2001

For the six months ended July 3, 2002, restaurant sales were up 4.8% compared to the same period in 2001. Principal factors affecting the 2002 sales growth include 2.9% unit growth of Company-owned restaurants and a 2.1% increase in all-store AUS. Same-store AUS for the first six months of 2002 increased by 0.7%.

Six-month costs and expenses as detailed above were 83.3% and 84.0% of sales for 2002 and 2001, respectively. During the first six months of 2002, costs and expenses were most affected by lower food and beverage costs (down 0.7% of sales) resulting from lower beef, seafood, dairy and pork costs. Payroll and benefits increased 0.4% of sales to 30.2% of sales for 2002 from 29.8% for 2001 due to higher manager pay and workers' compensation costs, partially offset by lower medical expense. All other operating costs, including depreciation, decreased by 0.5% of sales due to lower natural gas and store closing costs. Based on these factors, the Company's operating margin at the restaurant level amounted to 16.7% of sales for the first six months of 2002 compared to 16.0% of sales in 2001.

General and administrative expenses decreased by 0.2% of sales for the first six months of 2002 due principally to lower performance-based bonus costs. A reduction in the average interest rate associated with the Company's revolving credit facility (see "Liquidity and Capital Resources") caused interest expense to decrease by 0.6% of sales from the prior year.

Effective income tax rates of 36.2% and 36.0% were used for the first six months of 2002 and 2001, respectively.

Net earnings for the first six months of 2002 amounted to $28.8 million compared to $23.6 million in 2001. Weighted-average shares (diluted) decreased 1.4% resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) increased by 24.0% to 62 cents in 2002 compared to 50 cents in 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash, generally prior to the payment of the related vendors' invoices. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant. Cash balances in excess of immediate disbursement requirements are typically used for non-current uses, such as capital expenditures, repayment of long-term debt or share repurchases. Accordingly, the Company operates with a working capital deficit, which is managed through the utilization of a significant and predictable cash flow from restaurant sales and available credit under a revolving credit facility.

At  July  3,  2002,  the Company's working  capital  deficit amounted to $31.5 million compared to a $24.0 million deficit at January 2, 2002. Management does not anticipate any adverse effects from the current working capital deficit due to (i) cash flow provided by operations, which amounted to $49.5 million for the first six months of 2002 and $84.9 million for the year ended January 2, 2002, and (ii)
approximately  $69  million  in  funds  available  under   a
revolving credit facility.

Total capital expenditures for the first six months of 2002 amounted to $34.6 million. The Company opened eight Ryan's restaurants during the first six months of 2002, including three relocations, and closed five restaurants, including three due to relocation. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2002, the Company plans to build and open 11 new restaurants, including three relocations. All new restaurants will open with Ryan's Display Cooking format. This format was introduced in 2000 and involves a glass-enclosed grill and cooking area that extends into the dining room. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plate. Management intends to remodel approximately 35 restaurants during 2002 with the Display Cooking format. Total 2002 capital expenditures are estimated at $73 million. The Company is currently concentrating its efforts on Company-owned Ryan's restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2005. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first six months of 2002, the Company purchased 2,825,100 shares at an aggregate cost of $42.5 million. Through July 3, 2002, approximately 40.8 million shares, or 51% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $286.7 million. The Company purchased an additional 299,400 shares since July 3, 2002 at an aggregate cost of $3.5 million. The Company completed substantially all of its 2002 share repurchase plan during the first six months of 2002, but may repurchase an additional $2.0 million to $4.0 million of its common stock during the remainder of the year if management believes that the share price is at an attractive level, subject to the continued availability of capital, the limitations imposed by the Company's current credit agreements, applicable securities regulations and the other factors described in "Forward-Looking Information". The
Company is currently prohibited from repurchasing stock after 2002 by the terms of its revolving credit facility. Management is currently discussing potential revisions to this covenant with its lenders.

At July 3, 2002, the Company's outstanding debt consisted of $75 million of 9.02% senior notes and a $200 million revolving credit facility of which $120 million was outstanding at that date. As noted above, after allowances for letters of credit and other items, there was approximately $69 million in funds available under the revolving credit facility. The Company's ability to draw on these funds may be limited by restrictions in the agreements governing both the senior notes and the revolving credit facility. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2002.

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


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.50 to $6.65 per hour was introduced In the U.S. Senate in May 2002. This proposed legislation would increase the minimum wage in several increments with the $6.65 rate being in place at January 1, 2004. The Company is typically able to increase menu prices to cover most of the payroll rate increases.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Annual menu price increases during the last five years have generally ranged from 2% to 4%.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company's exposure to market risk relates primarily to changes in interest rates. Foreign currencies are not used in the Company's operations, and approximately 90% of the commodities used in the preparation of food at the Company's restaurants are not under purchase contract for more than one year in advance.

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt
under   the   Company's  revolving  credit   facility   (see
"Liquidity and Capital Resources"). At July 3, 2002, there was $120 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended July 3, 2002
would   have  impacted  interest  expense  by  approximately
$248,000 and net earnings by $159,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding as of July 3, 2002. The Company does not enter into financial instrument agreements for trading or speculative purposes.

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


                   PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

       (a) The following table summarizes the results of the shareholder votes cast at the Annual Meeting of Shareholders held on May 1, 2002 (all votes, as adjusted for the stock split effected May 15, 2002, are in thousands):

                                                 Broker-
                   For  Against Withheld Abstain Nonvotes

(i) Election of Directors:
C. D. Way        30,507   n/a    9,827     n/a      n/a
G. E. McCranie   40,044   n/a      290     n/a      n/a
B. L. Edwards    40,043   n/a      290     n/a      n/a
J. M. Shoemaker,Jr.39,777 n/a      552     n/a      n/a
H. K. Roberts,Jr.40,043   n/a      291     n/a      n/a
J. D. Cockman    40,040   n/a      294     n/a      n/a
B. S. MacKenzie  40,044   n/a      290     n/a      n/a

(ii) Approval of
     2002 Stock
     Option Plan 16,770  18,039    n/a     87       5,438


(iii) Ratify the
      appointment
      of KPMG LLP
      for fiscal
      2003       40,050     251    n/a      33      n/a

       (b) The following table summarizes the results of the shareholder votes cast at a Special Meeting of Shareholders held on July 22, 2002 (all votes are in thousands):

                                                        Broker-
                         For  Against Withheld  Abstain Nonvotes
Approval of 2002       <c>      <c>      <c>       <c>    <c>
Stock Option Plan      17,156   9,309    n/a       80     10,905


Item 6.   Exhibits and Reports on Form 8-K.

       (a)  None.
       (b) On May 1, 2002, the Company filed a report on Form 8-K regarding the Board of Directors' approval of a 3-for-2 stock split.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




August 19, 2002          /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




August 19, 2002          /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer




August 19, 2002          /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller