Form 10-Q
period 2002-10-02
RYANS FAMILY STEAKHOUSES INC
filed 2002-11-18
CIK 355622

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended October 2, 2002

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

At October 2, 2002, there were 43,230,000 shares outstanding of the registrant's common stock, par value $1.00 per share.


                RYAN'S FAMILY STEAK HOUSES, INC.

                       TABLE OF CONTENTS           PAGE NO.


PART I ---     FINANCIAL INFORMATION

Item 1.  Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended October 2, 2002 and October 3, 2001  3

       Consolidated Statements of Earnings (Unaudited) -
       Nine Months Ended October 2, 2002 and October 3,
       2001                                                4

       Consolidated Balance Sheets -
       October 2, 2002 (Unaudited) and January 2, 2002     5

       Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months Ended October 2, 2002 and October 3,
       2001                                                6

       Consolidated Statement of Shareholders' Equity
       (Unaudited) -
       Nine Months Ended October 2, 2002                   7

       Notes to Consolidated Financial Statements
       (Unaudited)                                     8 - 9

Item 2.Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                     10 - 13

Item 3.Quantitative And Qualitative Disclosures About
       Market Risk                                        13

Item 4.Controls and Procedures                            13

Forward-Looking Information                               14

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                15

Item 4.  Submission of Matters to a Vote of
           Security Holders                               15

Item 5.  Other Information                                15

Item 6.  Exhibits and Reports on Form 8-K                 15

SIGNATURES                                                16

SECTION 302 CERTIFICATIONS                             17-18


                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                         Quarter Ended
                                    October 2,     October 3,
                                       2002           2001
Restaurant sales                     $194,115        188,839

Operating expenses:
 Food and beverage                     69,152         67,953
 Payroll and benefits                  61,636         57,939
 Depreciation                           7,586          7,408
 Other operating expenses              26,551         25,102
   Total operating expenses           164,925        158,402
   Operating profit                    29,190         30,437

General and administrative expenses     9,650         10,205
Interest expense                        2,297          2,642
Revenues from franchised restaurants    (399)          (316)
Other income, net                       (427)          (850)
Earnings before income taxes           18,069         18,756
Income taxes                            6,542          6,751

   Net earnings                      $ 11,527         12,005

Net earnings per common share:
 Basic                               $    .27            .26
 Diluted                                  .26            .25

Weighted-average shares:
 Basic                                 43,264         45,842
 Diluted                               44,778         47,837

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                       Nine Months Ended
                                    October 2,     October 3,
                                       2002           2001
Restaurant sales                     $588,712        565,341

Operating expenses:
 Food and beverage                    211,354        206,152
 Payroll and benefits                 181,263        170,129
 Depreciation                          22,289         21,728
 Other operating expenses              78,579         76,713
   Total operating expenses           493,485        474,722
   Operating profit                    95,227         90,619

General and administrative expenses    28,437         28,807
Interest expense                        6,898          9,368
Revenues from franchised restaurants  (1,294)          (991)
Other income, net                     (2,098)        (2,219)
Earnings before income taxes           63,284         55,654
Income taxes                           22,910         20,034

   Net earnings                      $ 40,374         35,620

Net earnings per common share:
 Basic                               $    .92            .77
 Diluted                                  .88            .75

Weighted-average shares:
 Basic                                 43,944         45,981
 Diluted                               45,964         47,411

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                    October 2,     January 2,
                                       2002           2002
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 12,544         13,323
 Receivables                            4,583          4,806
 Inventories                            5,046          5,091
 Deferred income taxes                  5,048          5,048
 Prepaid expenses                       1,576            816
   Total current assets                28,797         29,084

Property and equipment:
 Land and improvements                140,910        132,074
 Buildings                            401,149        379,254
 Equipment                            222,324        207,150
 Construction in progress              37,223         38,145
                                      801,606        756,623
 Less accumulated depreciation        226,413        209,514
   Net property and equipment         575,193        547,109
Other assets                            7,332          6,936
                                     $611,322        583,129

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                      15,893         13,472
 Income taxes payable                   6,287          3,238
 Accrued liabilities                   35,724         36,333
   Total current liabilities           57,904         53,043
Long-term debt                        202,000        178,000
Deferred income taxes                  31,648         31,419
Other long-term liabilities             4,664          3,913
   Total liabilities                  296,216        266,375

Shareholders' equity:
 Common stock of $1.00 par value;
   authorized 100,000,000 shares;
   issued 43,230,000 in 2002 and
   45,816,000 sharesin 2001            43,230         45,816
 Additional paid-in capital             1,139          5,042
 Retained earnings                    270,737        265,896
   Total shareholders' equity         315,106        316,754
Commitments
                                     $611,322        583,129

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                       Nine Months Ended
                                    October 2,     October 3,
                                       2002           2001
Cash flows from operating activities:
 Net earnings                        $ 40,374         35,620
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation and amortization       23,363         22,991
     Gain on sale of property and
       equipment                          (10)          (475)
     Tax benefit related to stock
       options exercised                1,090          2,026
   Decrease (increase) in:
     Receivables                          223         (1,120)
     Inventories                           45            230
     Prepaid expenses                    (760)          (525)
     Other assets                        (599)            17
   Increase (decrease) in:
     Accounts payable                   2,421            799
     Income taxes payable               3,049          1,915
     Accrued liabilities                 (609)         1,161
     Deferred income taxes                229            201
     Other long-term liabilities          751            773

Net cash provided by operating
  activities                           69,567         63,613

Cash flows from investing activities:
  Proceeds from sale of property and
    equipment                           5,373          5,385
 Capital expenditures                 (56,607)       (41,030)

Net cash used in investing activities (51,234)       (35,645)

Cash flows from financing activities:
 Net borrowings from (repayments of)
  revolving credit facility            24,000        (14,000)
 Proceeds from stock options exercised  2,868          5,332
 Purchases of common stock            (45,980)       (15,547)

Net cash used in financing activities (19,112)       (24,215)

Increase (decrease) in cash and
  cash equivalents                       (779)         3,753

Cash and cash equivalents -
  beginning of period                  13,323          2,098

Cash and cash equivalents -
  end  of  period                   $  12,544          5,851

Cash paid during the period for:
 Interest, net of amount capitalized $  8,441         11,153
 Income taxes                          24,868         20,277

See accompanying notes to consolidated financial statements.

                RYAN'S FAMILY STEAK HOUSES, INC.

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

            FOR THE NINE MONTHS ENDED OCTOBER 2, 2002

                           (Unaudited)

                         (In thousands)



                       $1 Par Value Additional
                             Common  Paid-In Retained
                              Stock  Capital Earnings  Total
Balances at January 2, 2002  $45,816  5,042  265,896  316,754

  Net earnings                  -      -      40,374   40,374
  Issuance of common stock
   under stock option plans      545  2,323     -       2,868
  Tax benefit from exercise of
   non-qualified stock options  -     1,090     -       1,090
  Purchases of common stock   (3,131)(7,316) (35,533) (45,980)

Balances at October 2, 2002  $43,230  1,139  270,737  315,106

See accompanying notes to consolidated financial statements.



                 RYAN'S FAMILY STEAK HOUSES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         October 2, 2002
                           (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 320 Company-owned and 22 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended October 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2002.

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

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company will adopt this statement on January 2, 2003. The Company believes the adoption of SFAS 143 will not have a material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted the Statement effective January 3, 2002 with no impact on its 2002 results.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS 145, through the rescission of SFAS 4, will no longer require extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in Accounting Principles Board Opinion No. 30. The statement is effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS 145 will not have a material impact on its financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Obligations Associated with Disposal Activities," which addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability be recognized for such costs only when the liability is incurred, which is in contrast to EITF 94-3, which requires the recognition of a liability upon the commitment to an exit plan. The statement is effective for exit or disposal activities that are initiated after December 31, 2002.

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

Note 5.  Reclassifications

Certain  prior  quarter  and  prior  year  amounts  in   the
accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation.

Note 6.  Subsequent Event

The Company has been informed that a lawsuit was filed on November 12, 2002, in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various violations of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys have indicated that they intend to seek class-action status on this complaint. The Company was served with this lawsuit on the date of this filing; accordingly, management is not in a position to comment either on the allegations of the lawsuit or on any potential financial impact to the Company.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended October 2, 2002 versus October 3, 2001

Restaurant sales during the third quarter of 2002 increased by 2.8% over the comparable quarter of 2001. Average unit growth, based on the average number of restaurants in operation, amounted to 2.8% during the quarter. The Company owned and operated 320 restaurants at October 2, 2002 and 310 restaurants at October 3, 2001. Average unit sales ("AUS"), or average weekly sales volume per unit, for all stores (including newly opened restaurants) increased by 0.2%. Same-store sales decreased by 1.6% during the quarter compared to a 1.5% increase in 2001. The Company calculates same-store sales using AUS in units that have been open for at least 18 months and operating during comparable weeks during the current and prior years. Same-store sales in 2002 were characterized by a declining sales trend that started during the second quarter of 2002, affecting all store formats. Average same-store sales at traditionally formatted restaurants decreased by 3.1% during the third quarter. Average same-store sales at restaurants converted to Display Cooking (see "Liquidity and Capital Resources") within the last 12 months increased by 0.9%. Based on continued high sales volumes at newly opened Display Cooking restaurants, management continues to believe that Display Cooking has large consumer appeal and that sales trends at converted restaurants can be improved with better store-level execution and training.

Total   costs  and  expenses  of  Company-owned  restaurants
include food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses. Such costs, as a percentage of sales, were 85.0% during the third quarter of 2002 compared to 83.9% in 2001. Food and beverage costs decreased to 35.6% of sales in 2002 from 36.0% of sales in 2001 due to lower seafood and pork costs combined with menu price increases, partially offset by higher potato, soybean-oil products and distribution costs. Payroll and benefits increased to 31.8% of sales in 2002 from 30.7% of sales in 2001 due principally to higher hourly labor, manager pay, medical insurance and workers' compensation costs. Hourly labor was adversely affected by lower same-store sales. Manager pay increased as a result of improved retention, partially offset by lower performance bonuses. Medical insurance costs increased due to a higher number of claims during the quarter, and workers' compensation costs increased due to a higher estimated average claim cost. All other operating costs, including depreciation, increased to 17.6% of sales in 2002 from 17.2% in 2001 due principally to higher gains on property sales in 2001 and higher pre-opening costs in 2002, partially offset with lower natural gas and store closing
costs  in  2002.   Based  on these  factors,  the  Company's
operating profit decreased by 1.1% of sales to 15.0% of sales in 2002 from 16.1% of sales in 2001.

General and administrative expenses decreased to 5.0% of sales in 2002 from 5.4% of sales in 2001 due principally to certain nonrecurring items occurring in 2002 and 2001.

Interest expense for the third quarters of 2002 and 2001 amounted to 1.2% and 1.4% of sales, respectively. The effective average interest rate decreased to 5.4% during the third quarter of 2002 from 6.8% in 2001, resulting from a favorable interest rate environment. At October 2, 2002, approximately 63% of the Company's outstanding debt was variable-rate debt with interest rates based generally on the London Interbank Offered Rate ("LIBOR"). Based on current LIBOR rates, management believes that the effective interest rate comparisons will remain favorable throughout at least the remainder of 2002.

An effective income tax rate of 36.2% was used for the third quarter of 2002 compared to 36.0% for the third quarter of 2001 due to management's estimate of overall 2002 income tax expense.

Net earnings for the third quarter amounted to $11.5 million in 2002 compared to $12.0 million in 2001. Weighted-average shares (diluted) decreased 6.4% resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) increased by 4.0% to 26 cents in 2002 compared to 25 cents in 2001.

Nine months ended October 2, 2002 versus October 3, 2001

For the nine months ended October 2, 2002, restaurant sales were up 4.1% compared to the same period in 2001. Principal factors affecting the 2002 sales growth include 2.8% unit growth of Company-owned restaurants and a 1.4% increase in all-store AUS. Same-store AUS for the first nine months of 2002 were essentially equal to the prior year.

Nine-month costs and expenses as detailed above were 83.8% and 84.0% of sales for 2002 and 2001, respectively. During the first nine months of 2002, costs and expenses were most affected by lower food and beverage costs (down 0.6% of sales) resulting from lower beef, seafood, dairy and pork costs. Payroll and benefits increased 0.7% of sales to 30.8% of sales for 2002 from 30.1% for 2001 due to higher manager pay and workers' compensation costs. All other operating costs, including depreciation, decreased by 0.3% of sales due to lower natural gas and store closing costs, offset by partially higher gains on property sales in 2001 and higher real property taxes in 2002. Based on these factors, the Company's operating margin at the restaurant level amounted to 16.2% of sales for the first nine months of 2002 compared to 16.0% of sales in 2001.

General and administrative expenses decreased by 0.3% of sales for the first nine months of 2002. A reduction in the average interest rate associated with the Company's revolving credit facility (see "Liquidity and Capital Resources") caused interest expense to decrease by 0.5% of sales from the prior year.

Effective income tax rates of 36.2% and 36.0% were used for the first nine months of 2002 and 2001, respectively.

Net earnings for the first nine months of 2002 amounted to $40.4 million compared to $35.6 million in 2001. Weighted-average shares (diluted) decreased 3.1% resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) increased by 17.3% to 88 cents in 2002 compared to 75 cents in 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash, generally prior to the payment of the related vendors' invoices. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant. Cash balances in excess of immediate disbursement requirements are typically used for non-current items, such as capital expenditures, repayment of long-term debt or share repurchases. Accordingly, the Company operates with a working capital deficit, which is managed through the utilization of a significant and predictable cash flow from restaurant sales and available credit under a revolving credit facility.

At October 2, 2002, the Company's working capital deficit amounted to $29.1 million compared to a $24.0 million deficit at January 2, 2002. Management does not anticipate any adverse effects from the current working capital deficit due to (i) cash flow provided by operations, which amounted to $69.6 million for the first nine months of 2002 and $84.9 million for the year ended January 2, 2002, and (ii)
approximately  $62  million  in  funds  available  under   a
revolving credit facility.

Total capital expenditures for the first nine months of 2002 amounted to $56.6 million. The Company opened 14 Ryan's restaurants during the first nine months of 2002, including three relocations, and closed seven restaurants, including five due to relocation. Management defines a relocation as a restaurant opened within 18 months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2002, the Company plans to build and open five new restaurants, including three relocations, and close one restaurant for relocation. All new restaurants will open with Ryan's Display Cooking format. This format was introduced in 2000 and involves a glass-enclosed grill and cooking area that extends into the dining room. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plates. Management intends to remodel approximately 35 restaurants during 2002 with the Display Cooking format. Total 2002 capital expenditures are estimated at $73 million. The Company is currently concentrating its efforts on Company-owned Ryan's restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2005. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first nine months of 2002, the Company purchased 3,124,500 shares at an aggregate cost of $46.0 million. Through October 2, 2002, approximately 41.1 million shares, or 51% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $290.2 million. The Company has purchased an additional 586,000 shares since October 2, 2002 at an aggregate cost of $6.0 million. The Company may purchase an additional $1.0 million to $3.0 million of its common stock during the remainder of 2002 if management believes that the share price is at an attractive level, subject to the continued availability of capital, the limitations imposed by the Company's current credit agreements, applicable securities regulations and the other factors described in "Forward-Looking Information". The terms of the Company's credit facility originally prohibited share repurchases after 2002. However, the credit facility was recently amended to permit share repurchases through the term of the facility, which expires in January 2005.

At October 2, 2002, the Company's outstanding debt consisted of $75 million of 9.02% senior notes and a $200 million revolving credit facility of which $127 million was outstanding at that date. As noted above, after allowances for letters of credit and other items, there was approximately $62 million in funds available under the revolving credit facility. The Company's ability to draw on these funds may be limited by restrictions in the agreements governing both the senior notes and the revolving credit facility. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2002.

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


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.50 to $6.65 per hour was introduced In the U.S. Senate in May 2002. This proposed legislation would increase the minimum wage in three increments with the $6.65 rate being in place at January 1, 2004. The Company is typically able to increase menu prices to cover most of the payroll rate increases.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Annual menu price increases during the last five years have generally ranged from 2% to 4%.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK

The Company's exposure to market risk relates primarily to changes in interest rates. Foreign currencies are not used in the Company's operations, and approximately 90% of the products used in the preparation of food at the Company's restaurants are not under purchase contract for more than one year in advance.

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt
under   the   Company's  revolving  credit   facility   (see
"Liquidity and Capital Resources"). At October 2, 2002, there was $127 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended October 2, 2002 would have impacted interest expense by approximately $251,000 and net earnings by $160,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding as of October 2, 2002. The Company does not enter into financial instrument agreements for trading or speculative purposes.


Item 4.           CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer's evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.
                   FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all factors, the following could cause actual results to differ materially from expectations: general economic conditions including consumer confidence levels; competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; weather fluctuations; interest rate fluctuations; stock market conditions; political environment; and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended January 2,
2002. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2002 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company's loan agreements that govern the senior notes and the revolving credit facility, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

       The Company has been informed that a lawsuit was filed on November 12, 2002, in the United States District Court, Middle District of Tennessee,
       Nashville  Division,  on behalf of  three  plaintiffs
       alleging   various  violations  of  the  Fair   Labor
       Standards Act of 1938. The plaintiffs' attorneys have indicated that they intend to seek class-action status on this complaint. The Company was served with this lawsuit on the date of this filing; accordingly, management is not in a position to comment either on the allegations of the lawsuit or on any potential financial impact to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

       (a)The following table summarizes the results of the shareholder votes cast at a Special Meeting of Shareholders held on July 22, 2002 (all votes are in thousands):

          Approval of 2002 Stock Option Plan

                                              Broker-
          For    Against  Withheld  Abstain   Nonvotes
         17,156  9,309       n/a     80        10,905

Item 5.   Other Information.

       Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the third quarter of 2002 by the Company's Audit Committee to be performed by KPMG LLP, the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. During the quarterly period covered by this filing, the Audit Committee did not approve the engagement of KPMG LLP for any non-audit services, and KPMG LLP did not perform any such services.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  None.
       (b) On August 19, 2002, the Company filed a report on Form 8-K regarding the Chief Executive Officer's and the Chief Financial Officer's certifications of Form 10-Q for the period ended July 2, 2002.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RYAN'S FAMILY STEAK HOUSES, INC.
                          (Registrant)




November 18, 2002        /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer




November 18, 2002        /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer




November 18, 2002        /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller

                Ryan's Family Steak Houses, Inc.
                    Section 302 Certification


I, Charles D. Way, hereby certify that:

1) I have reviewed this quarterly report on Form 10-Q of Ryan's Family Steak Houses, Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-
14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



  /s/Charles D. Way
  Charles D. Way
  Chairman, President and
  Chief Executive Officer

                Ryan's Family Steak Houses, Inc.
                    Section 302 Certification

I, Fred T. Grant, Jr., hereby certify that:

1) I have reviewed this quarterly report on Form 10-Q of Ryan's Family Steak Houses, Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-
14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



  /s/Fred T. Grant, Jr.
  Fred T. Grant, Jr.
  Senior Vice President - Finance and
  Treasurer