Form 10-K
period 2003-01-01
RYANS FAMILY STEAKHOUSES INC
filed 2003-03-31
CIK 355622

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2003
                                    or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Indicate  by  check mark whether the registrant is an accelerated  filer
(as defined in Exchange Act Rule 12b-2.  Yes [ X ]  No [    ]

   The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 20% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of July 3, 2002, was $558,016,000.

   The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, was 42,284,000 at March 5, 2003.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Incorporated Document                    Location in Form 10-K

Portions of 2002 Annual Report of Shareholders   Parts I and II
Portions of Proxy Statement dated March 31, 2003    Part III
                                PART I

ITEM 1. BUSINESS.

General

  Ryan's Family Steak Houses, Inc., the registrant (together with its subsidiaries, referred to hereafter as the "Company"), is a South Carolina corporation that operates a chain of restaurants located principally in the southern and midwestern United States. At January 1, 2003, 322 Company-owned and 22 franchised Ryan's Family Steakhouse restaurants were in operation. In addition, the Company operated two Fire Mountain restaurants. The Fire Mountain concept has essentially the same format as a Ryan's Family Steakhouse restaurant with display cooking and is used in certain locations. Therefore, in total, at January 1, 2003, the Company owned and operated 324 and franchised 22 restaurants, all of which are referred to hereafter as "Ryan's" or "Ryan's restaurant(s)". System-wide sales, which include sales by franchised restaurants, were approximately $816 million in 2002 and $787 million in 2001. Sales by Company-owned restaurants amounted to approximately $774 million in 2002 and $745 million in 2001. The Company, headquartered in Greer, South Carolina, was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. It has no revenues or assets outside the U.S.

  The Company maintains an Internet website at www.ryansinc.com. This website offers free access to the Company's press releases and filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after these reports are filed with the SEC.

  The following table indicates the number of Company-owned restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ending January 1, 2003:

                          Restaurant          Total Open
                Year      Openings, Net        at Year-End
                1998             10                 280
                1999              9                 289
                2000             12                 301
                2001             12                 313
                2002             11                 324

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

  The newest Ryan's design features a display-style cooking area that is in the dining room and very visible and easily accessible to customers. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plate. This format was first implemented during 2000, and at the end of 2002, 123 Ryan's restaurants operated with the display cooking format. All new restaurants open with display cooking, and current plans call for the conversion of 30 to 40 restaurants to the display cooking format in 2003.

  Most Ryan's are open seven days a week with typical hours of operation being 11:00 a.m. to 9:30 p.m. Sunday through Thursday and 11:00 a.m. to 10:30 p.m. Friday and Saturday. The Company is implementing a program in which some of its restaurants, particularly new restaurants and restaurants that have been converted to the display cooking format, are closed on Mondays. All other hours of operation remain consistent with all other Ryan's. At January 1, 2003, approximately 46% of the Company's restaurants were on this program. Management believes that the Monday-closing program results in less manager turnover, better overall restaurant operations and no significant loss of restaurant sales.

  The average customer count per restaurant during 2002 was approximately 6,300 per week, and the average meal price per person was $7.45, including beverage. Management believes that the average table turns over every 30 to 45 minutes.

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

  In 1997, the Company initiated an Operating Partner Program in order to provide general managers with an additional career path and an opportunity to share in the profitability of their stores. After being selected and upon a $10,000 investment in Ryan's common stock, a general manager is promoted to Operating Partner and then shares in any profit improvement and overall profitability of the restaurant. At January 1, 2003, Operating Partners were managing 173 restaurants. The Company's long-term goal is to have Operating Partners in approximately two-thirds of its restaurants.

  In 1999, the Company initiated a District Partner Program in order to reward top-performing district managers who were ready to assume additional responsibilities. After being selected and upon a $15,000 investment in Ryan's common stock, a district manager is promoted to District Partner and then shares in any profit improvement and overall profitability of the restaurants under his or her supervision. At January 1, 2003, there were 21 District Partners supervising 154 restaurants. The Company's goal is to have an additional five to seven District Partners in place at the end of 2003.

  In 2000, the Company initiated a Regional Partner Program in order to reward top-performing regional directors who had demonstrated the ability to assume additional responsibilities. After being selected and upon a $20,000 investment in Ryan's common stock, a regional director is promoted to Regional Partner and then shares in the overall profitability of the restaurants under his or her supervision. A Regional Partner's compensation is also affected by same-store sales, "hidden shopper" scores, profit improvement and certain qualitative factors. At January 1, 2003, there were two Regional Partners supervising 111 restaurants. The Company's goal is to have another Regional Partner in place at the end of 2003.

  Advertising. The Company does not rely extensively on advertising, spending less than one percent of restaurant sales during each of the years 2002, 2001 and 2000 on advertising. In 2002 and 2001, the Company's advertising efforts consisted principally of billboard advertising, newspaper ads and local marketing efforts. Local marketing focuses on building customer relationships through community involvement and may include activities such as sponsoring a youth sports team, providing a meeting place for organizations or providing food for a special community event. The emphasis is on building relationships at the restaurant level that lead to word-of-mouth advertising and, in turn, to increased restaurant sales. In 2000, the Company ran media advertising campaigns, using spot television, cable television and radio, in 20 markets covering 89 Ryan's restaurants. Newspaper ads and billboards were used in various other markets.

  In 2003, current plans are to continue to emphasize billboard advertising, newspaper ads and local marketing efforts within the Company's advertising strategy. The Company reviews its overall advertising plans annually and may or may not utilize television or radio advertising in the future depending on various factors such as historical sales results from advertising, current and planned restaurant programs, current advertising cost levels and market penetration.

Expansion of Company-Owned Restaurants

  General. At January 1, 2003, the Company owned and operated 324 Ryan's restaurants. During 2003, the Company plans to open 15 to 17 new Company-owned Ryan's, including four potential relocations. Target sites for these new restaurants are within or contiguous to the Company's current 23-state operating area. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. The following table summarizes the Company's openings, closings and relocations during 2002, 2001 and 2000:

                                   2002      2001      2000
          Beginning of year          313       301       289
          New restaurants             13        11        13
          Relocations - opened         7         5         4
          Relocations - closed        (7)       (4)       (5)
          Closings                    (2)        -         -
          End of year                 324       313       301

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

  Construction. The Company presently acts as the general contractor for the construction of all of its restaurants. The Company's in-house architectural staff draws up the detailed construction plans that are used by subcontractors selected by a Ryan's project manager to perform the actual construction work. In addition to selecting and scheduling subcontractors, a Ryan's project manager also procures materials, if necessary, and provides general oversight of the construction project. A Ryan's construction superintendent is on site during the construction of each restaurant and closely supervises the progress and workmanship of the project. New restaurants are generally completed approximately four to five months from the commencement of construction. The average cost of a new Ryan's restaurant (land, building and equipment) constructed in 2002 was approximately $2.8 million.

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

  The following table indicates the number of franchised restaurants opened each year, net of closings, and the total number of franchised restaurants open at each year-end during the 5-year period ending January 1, 2003:

                                Net
                            Restaurants          Total Open
                Year      Opened (Closed)       at Year-End
               1998              1                  26
               1999             (3)                 23
               2000              -                  23
               2001              -                  23
               2002             (1)                 22

  At January 1, 2003, the Company's sole franchise agreement was with Family Steak Houses of Florida, Inc. ("Family") which, at that date, operated 22 Ryan's restaurants in central and northern Florida. The present franchise agreement expires in 2010. If Family is in compliance with the franchise agreement at that time and agrees to certain remodeling requirements, Family then has the option to extend the agreement for up to two 10-year renewal periods. The agreement provides that the Company will furnish Family with all the necessary information to construct, equip, manage and operate restaurants under the Ryan's Family Steakhouse name or derivative thereof. It further provides for exclusive territorial protection in certain Florida counties as long as Family operates a specified number of Ryan's restaurants.

  The franchise agreement with Family was amended in August 1999 in order to revise the number of Ryan's restaurants required to be in operation by Family. A comparison of the old and current requirements follows:

                                Restaurants in Operation
                                Old               Current
              Year-End      Requirement         Requirement
                2001             29                  25
                2002             30                  27
                2003             31                  29
                2004             32                  31
          Subsequent years    +1/year             +2/year

  At January 2, 2002 (year-end 2001), Family was required to have 25 restaurants in operation, but operated only 23 restaurants. Under the terms of the agreement, this noncompliance did not constitute a default, but did result in Family losing its exclusive territorial protection at that date. Family still has the right to build and operate additional restaurants in its franchise area. However, the Company also has the right to either sell franchises to other franchisees or operate Company-owned Ryan's restaurants in that area. The Company has explored real estate options in Family's area of operation and may open Company-owned restaurants there in future years.

  Also, in accordance with an October 1996 amendment to the franchise agreement, the royalty rate charged to Family by the Company increased to 4% of sales from 3%, effective January 3, 2002. The 4% rate is consistent with the rate prior to the rate reduction stated in a May 1992 amendment to the franchise agreement. If the franchise agreement had never been amended, Family's royalty rate would have been 5% for all of its franchised Ryan's restaurants for 1991 and onward.

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

Trademarks and Service Marks

  The Company has registered various trademarks and service marks, including "Ryan'sr", "Ryan's Family Steak Houser", "Mega Barr" and "Fire Mountainr", and their related designs with the United States Patent and Trademark Office. All trademarks and service marks have stated expiration dates ranging from September 2007 to June 2012. However, they are renewable for an unlimited number of additional 10-year terms at the option of the Company.

Competition

  The food service business is highly competitive and is often impacted by changes in the taste and eating habits of the public, economic and political conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of facilities are also important factors. Ryan's restaurants compete with many units operated or franchised by national, regional and local restaurant companies that offer steak or buffet-style meals. Although the Company believes that its price/value to its customers places it in an excellent competitive position, during the last few years many operators have upgraded their restaurants to more closely match the Ryan's format, particularly the Mega Barr and, most recently, display cooking. The Company also competes with many specialty food outlets and other food vendors.

Seasonality

  The Company's operations are subject to some seasonal fluctuations. Average sales per restaurant run approximately 5% less than the company-wide annual per-restaurant average during the first and fourth quarters and 5% more than the company-wide annual average during the second and third quarters.

Research

  The Company maintains ongoing research programs relating to the development of new products and evaluation of marketing activities. The Company's management staff includes a Director of Research and Development, whose responsibilities include enhancing and updating the Mega Barr and grill selections. While research and development activities are important to the Company, past expenditures have not been and future expenditures are not expected to be material to the Company's financial results.

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

  The Company is subject to the Fair Labor Standards Act, which regulates matters such as minimum wage requirements, overtime and other working conditions, along with the Americans with Disabilities Act and various family leave mandates. A significant number of the Company's restaurant team members are paid at the Federal minimum wage, and accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.50 to $6.65 per hour was introduced in the U.S. Senate in May 2002. Although the proposed legislation was not passed in 2002, it is likely that Congress will again consider the issue in 2003. The Company has typically been able to increase menu prices to cover most of the payroll rate increases.

Environmental Matters

  While the Company is not aware of any federal, state or local environmental regulations that will materially affect its operations, earnings or competitive position or result in material capital expenditures, it cannot predict the impact of possible future legislation or regulation on its operations.

Employees

  At March 5, 2003, the Company employed approximately 21,200 persons, of whom approximately 20,800 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees (defined as working at least 30 hours per week) a competitive benefit package, which includes several health insurance plans, life insurance, vacation pay and a defined contribution retirement plan. All part-time employees are eligible to participate in certain health insurance plans and also receive vacation pay.

  None  of  the Company's employees are represented by a  union.   The
Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through either Company-operated or franchised restaurants. At January 1, 2003, the Company had no operations outside the continental United States.

  Information regarding the Company's restaurant sales and assets is included in the Company's financial statements, which are incorporated by reference into Part II, Item 8 of this Form 10-K.

Forward-Looking Information

  In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this annual report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all factors, the following could cause actual results to differ materially from expectations: general economic conditions including consumer confidence levels; competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; weather fluctuations; interest rate fluctuations; stock market conditions; political environment (including acts of terrorism and wars); and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including this Form 10-K. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2003 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company's loan agreements that govern the senior notes and the revolving credit facility, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.


ITEM 2. PROPERTIES.

  The Company owns substantially all of its restaurant properties, each of which is a free-standing masonry building of approximately 8,000 to 12,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 125 to 200 cars on sites of approximately 75,000 to 130,000 square feet. At January 1, 2003, all restaurant sites, except 16 properties under land leases and one restaurant under an operating lease for the building and its underlying land, were owned by the Company.

  A listing of the number of Ryan's restaurant locations by state as of January 1, 2003 appears on page 5 of the Company's 2002 Annual Report to Shareholders and is incorporated by reference. A detailed listing of Ryan's restaurant locations may be obtained without charge by writing to the Company's Corporate Secretary at its corporate office.

  The Company's corporate office consists of two office buildings (30,000 square feet and 16,000 square feet) and a 10,000 square foot warehouse facility, all of which are located in Greer, South Carolina. The office buildings (land and building) are owned by the Company. The warehouse facility is leased with annual renewal terms ending in October 2005.

  From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at January 1, 2003, six closed restaurant properties were offered for sale. The Company believes that the eventual disposition or non-
disposition of all such properties will not materially affect its business or financial condition, taken as a whole.


ITEM 3. LEGAL PROCEEDINGS.

  In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys have indicated that they intend to seek class-action status on this complaint. The Company intends to vigorously defend this lawsuit and has retained two firms to serve as co-lead counsel for the Company. Any potential financial impact to the Company cannot be determined at this time.

  In addition, from time to time, the Company is involved in other litigation arising in the normal course of business. Based on those legal actions currently known to its management, the Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions, if decided adversely, would have a material effect on its business or financial condition, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                PART II


ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The information regarding trading of the Company's common stock, quarterly market prices and dividends appears under "Common Stock Data" and "Market Price of Common Stock" on page 25 of the Company's 2002 Annual Report to Shareholders and is incorporated by reference.

  At   March  5,  2003,  the  Company's  common  stock  was  held   by
approximately 10,400 stockholders of record including holdings through nominee or street name accounts with brokers.

  As further described in Item 7A, the Company is party to a long-term credit agreement involving a revolving credit facility, expiring in January 2005, that prohibits the payment of cash dividends but permits the payment of dividends solely in the Company's common stock.

  The following table provides information on the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the number of securities remaining available for future issuance.

     Equity Compensation Plan Information at Last Fiscal Year-End

                                                      (c)
                     (a)                           Number of
                  Number of          (b)           Securities
                  Securities      Weighted-        Remaining
                 To Be Issued      Average       Available for
                     upon          Exercise         Issuance
                 Exercise of       Price of       under Equity
		  Outstanding     Outstanding      Compensation
                   Options,        Options,          Plans
                 Warrants and    Warrants and      (Excluding
                  Rights            Rights       Securities
 Plan Category       (#)           ($/Sh)        Reflected in
                                                  Column (a))
                                                      (#)
Equity            4,592,000             8.10        3,641,000
compensation
plans
approved by
security
holders

Equity                  --               --     -             --
compensation
plans not
approved by
security
holders

Total            4,592,000             8.10        3,641,000

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is included in the "Five-Year Financial Summary" on page 13 of the Company's 2002 Annual Report to Shareholders and is incorporated by reference. The Company has never paid cash dividends on its common stock and does not expect to pay such dividends in the foreseeable future.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included on pages 7 through 12 of the Company's 2002 Annual Report to Shareholders and is incorporated by reference.


ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company's exposure to market risk relates primarily to changes in interest rates. Foreign currencies are not used in the Company's operations, and products used in the preparation of food at the Company's restaurants are not under purchase contract for more than one year in advance. The Company's long-term debt was funded on January 28, 2000 as a result of two loan transactions that refinanced all existing debt balances and added to the Company's credit availability. The first transaction involved a $200 million revolving credit facility with several banks due in 2005, bearing interest at various floating interest rates plus a variable spread currently set at 1.375%. The second transaction involved the private placement with several insurance companies of $75 million of senior notes due in 2008 with principal payments commencing in 2005, bearing interest at 9.02%. Both loans are secured by the stock of the Company's wholly-owned subsidiaries and affiliates.

  While the Company has entered into derivative financial instrument agreements in the past, there were no such agreements outstanding during the year ended January 1, 2003. The Company has never entered into financial instrument agreements for trading or speculative purposes.

  The following table presents information regarding the Company's outstanding long-term debt based on total outstanding debt balances as of January 1, 2003. The contractually required principal repayments and their related average interest rates by maturity date are presented in the table. For the variable rate debt, average interest rate is based on the two-month London Interbank Offered Rate ("LIBOR") at January 1, 2003 plus the current applicable margin of 1.375%. The applicable margin is subject to increase up to a maximum of 1.675% or decrease to a minimum of 0.875% in future years depending upon changes to the Company's ratio of funded debt to EBITDA. The fair value of the variable rate debt approximates its carrying amount at January 1, 2003 due to the variable rate provisions of the related debt instruments. During 2002, the variable rate debt had an average interest rate of 3.3%. The fair value of the fixed rate debt is based on borrowing rates available to the Company for notes with similar terms and average maturities at January 1, 2003.

                           As of January 1, 2003
                         Expected Maturity Dates
                                                   There-      Fair
                     2003  2004  2005  2006  2007  after Total Value
Liabilities
  (in millions)
Long-term debt -
  Variable rate       -      -  $127.0   -     -     -   127.0 127.0
     Average interest
       rate          2.8%   2.8%   2.8% 2.8%   -     -     2.8%
  Fixed rate          -      -   $18.8 18.8  18.8  18.8   75.0  86.1
     Average interest
        rate         9.0%   9.0%   9.0% 9.0%  9.0%  9.0%   9.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's financial statements, unaudited quarterly financial information and the independent auditors' report are included on pages 14 through 23 of the Company's 2002 Annual Report to Shareholders and are incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                               PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2003 under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.EXECUTIVE COMPENSATION.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2003 under the headings "Election of Directors - Compensation of Directors",
"Executive Compensation and Other Information", "Report of the
Compensation Committee" and "Performance Graph."


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2003 under the headings "Election of Directors", "Certain Beneficial Owners of Common Stock" and "Executive Officers."


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated by reference to the Ryan's Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2003 under the headings "Election of Directors" and "Executive Compensation and Other Information - Deferred Compensation - Salary Continuation Agreement."


                                PART IV


ITEM 14.CONTROLS AND PROCEDURES.

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


ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
        K.

  (a)1-2Financial statements filed as part of this Form 10-K are listed in the "Index to Financial Statements", at page 19.

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

                *10.4+     Ryan's Family Steak Houses, Inc. 2002
                Stock Option Plan, as approved at the Special Meeting of Shareholders held on July 22, 2002.

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

                *10.20     Executive Bonus Plan, commencing in fiscal
                year 1998:  Incorporated by reference to Exhibit
                10.23 to the 1997 10-K.

                10.21 Franchise Agreement between Ryan's Family Steak Houses, Inc. (later assigned to Ryan's Properties, Inc.) and Family Steak Houses of Florida, Inc. dated September 16, 1987: Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the period ended January 2, 2002 (Commission file no. 0-10943) (the "2001 10-K").

                10.21.1 Amendment dated as of May 29, 1992 to the Franchise Agreement referred to at Exhibit 10.21:
                Incorporated by reference to Exhibit 10.21.1 to the 2001 10-K.

                10.21.2 Agreement between Ryan's Properties, Inc. and Family Steak Houses of Florida, Inc.:
                Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 28, 1994 (Commission file no. 0-10943).

                10.21.3 Amendment dated as of October 3, 1996 to the Franchise Agreement referred to at Exhibit 10.21:
                Incorporated by reference to Exhibit 10.22.1 to the 1999 10-K.

                10.21.4 Amendment dated as of August 31, 1999 to the Franchise Agreement referred to at Exhibit 10.21:
                Incorporated by reference to Exhibit 10.22.2 to the 1999 10-K.

                10.21.5 Amendment dated as of January 30, 2002 to the Franchise Agreement referred to at Exhibit 10.21:
                Incorporated by reference to Exhibit 10.21.5 to the 2001 10-K.

                10.22      Ryan's Family Steak Houses, Inc. and
                Wachovia Bank of North Carolina, N.A., as Rights
                Agent, Shareholder Rights Agreement dated as of
                January 26, 1995:  Incorporated by reference to
                Exhibit 2 to the report on Form 8-K filed with the Commission on February 9, 1995 (Commission file no. 0-10943).

                10.23 Credit Agreement dated as of January 28, 2000 among Ryan's Family Steak Houses, Inc. (the "Borrower"), the domestic subsidiaries of the Borrower, as Guarantors, Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent, SunTrust Bank, Atlanta, as Senior Managing Agent, and certain other banks signatory thereto: Incorporated by reference to
                Exhibit 10.24 to the 1999 10-K.

                10.23.1   First Amendment dated as of November 9,
                2001 to the Credit Agreement referred to at Exhibit 10.23: Incorporated by reference to Exhibit 10.23.1 to the 2001 10-K.

                10.23.2+ Second Amendment dated as of November 15, 2002 to the Credit Agreement referred to at Exhibit 10.23.

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

                13.1+      Ryan's Family Steak Houses, Inc. 2002
                Report to Shareholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as a part hereof).

                21.1+      Subsidiaries of the Company.

                23.1+      Consent of Independent Auditors.

                99.1+      Section 906 Certification of Chief
                Executive Officer

                99.2+      Section 906 Certification of Chief
                Financial Officer

                *          This is a management contract or
                compensatory plan or arrangement.
                +          Filed with this Form 10-K.

  (b) (i) On November 18, 2002, the Company filed a report on Form 8-K that included the certifications of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 in
        connection with Form 10-Q for the period ended October 2, 2002. (ii) On December 12, 2002, the Company filed a report on Form 8-K that described the litigation involving the Fair Labor Standards Act of 1938 that is further discussed at Item 3 of this Form 10-K.

  (c) The response to this portion of Item 15 is submitted as a separate section of this report.

  (d) The response to this portion of Item 15 is submitted as a separate section of this report.


                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RYAN'S FAMILY STEAK HOUSES, INC.
March 31, 2003

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

Signature                 Title                   Date

/s/Charles D. Way        Chairman, President and  March 31, 2003
Charles D. Way           Chief Executive Officer

/s/G. Edwin McCranie     Director and Executive   March 31, 2003
G. Edwin McCranie        Vice President

/s/James D. Cockman      Director              March 31, 2003
James D. Cockman

/s/Barry L. Edwards      Director              March 31, 2003
Barry L. Edwards

/s/Brian S. MacKenzie    Director              March 31, 2003
Brian S. MacKenzie

/s/Harold K. Roberts, Jr.   Director           March 31, 2003
Harold K. Roberts, Jr.

/s/James M. Shoemaker, Jr.  Director           March 31, 2003
James M. Shoemaker, Jr.

/s/Fred T. Grant, Jr.    Senior Vice President
Fred T. Grant, Jr.         - Finance,          March 31, 2003
                         Treasurer and Assistant
                         Secretary (Principal
                         Financial and Accounting
                         Officer)

                   Ryan's Family Steak Houses, Inc.
                       Section 302 Certification

Chief Executive Officer


I, Charles D. Way, certify that:
1. I have reviewed this annual report on Form 10-K of Ryan's Family Steak Houses, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.   Based  on  my  knowledge,  the financial  statements,  and  other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:     March 31, 2003

/s/Charles D. Way
Charles D. Way
Chairman, President and
Chief Executive Officer


                 Ryan's Family Steak Houses, Inc.
                       Section 302 Certification
                        Chief Financial Officer


I, Fred T. Grant, Jr., certify that:
1. I have reviewed this annual report on Form 10-K of Ryan's Family Steak Houses, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.   Based  on  my  knowledge,  the financial  statements,  and  other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:     March 31, 2003

/s/Fred T. Grant, Jr.
Fred T. Grant, Jr.
Senior Vice President - Finance, Treasurer and
Assistant Secretary


                   RYAN'S FAMILY STEAK HOUSES, INC.

                     INDEX TO FINANCIAL STATEMENTS

  The following financial statements of the Registrant included in the Annual Report to Shareholders for the year ended January 1, 2003, are incorporated herein by reference. With the exception of the pages listed below and other information incorporated in this report on Form 10-K, the 2002 Annual Report to Shareholders is not deemed "filed" as part of this report.

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