Form 10-Q
period 2003-04-02
RYANS FAMILY STEAKHOUSES INC
filed 2003-05-19
CIK 355622

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Quarter ended April 2, 2003

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

     -----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes     X                                      No
             --------                                      --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Securities Exchange Act of 1934).
         Yes     X                                      No
             --------                                      --------

At April 2, 2003, there were 42,132,000 shares outstanding of the registrant's common stock, par value $1.00 per share.

                        RYAN'S FAMILY STEAK HOUSES, INC.

                               TABLE OF CONTENTS                                            PAGE NO.


PART I ---    FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Statements of Earnings (Unaudited) -
              Quarters Ended April 2, 2003 and April 3, 2002                                     3

              Consolidated Balance Sheets -
              April 2, 2003 (Unaudited) and January 1, 2003                                      4

              Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended April 2, 2003 and April 3, 2002                                 5

              Consolidated Statement of Shareholders' Equity for the
              Three Months Ended April 2, 2003 (Unaudited)                                       6

              Notes to Consolidated Financial Statements (Unaudited)                           7 - 9

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                       10 - 13

Item 3.       Quantitative And Qualitative Disclosures About Market Risk                        13

Item 4.       Controls and Procedures                                                           13

Forward-Looking Information                                                                     14

PART II --    OTHER INFORMATION

Item 1.       Legal Proceedings                                                                 15

Item 5.       Other Information                                                                 15

Item 6.       Exhibits and Reports on Form 8-K                                                  15

SIGNATURES                                                                                      16

SECTION 302 CERTIFICATIONS                                                                    17 - 18


                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                                   RYAN'S FAMILY STEAK HOUSES, INC.

                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (UNAUDITED)

                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Quarter Ended
                                                                  ----------------------------------------
                                                                     April 2,                  April 3,
                                                                       2003                      2002
                                                                  --------------             -------------

Restaurant sales                                                  $      193,192                   193,570
                                                                  --------------             -------------
Cost of sales:
   Food and beverage                                                      68,005                    70,722
   Payroll and benefits                                                   60,196                    58,674
   Depreciation                                                            7,948                     7,352
   Other restaurant expenses                                              27,212                    25,940
                                                                  --------------             -------------

       Total cost of sales                                               163,361                   162,688
                                                                  --------------             -------------

General and administrative expenses                                        9,814                     9,209
Interest expense                                                           2,406                     2,275
Revenues from franchised restaurants                                        (403)                     (432)
Other income, net                                                           (949)                   (1,141)
                                                                  --------------             -------------

Earnings before income taxes                                              18,963                    20,971
Income taxes                                                               6,865                     7,550
                                                                  --------------             -------------

       Net earnings                                               $       12,098                    13,421
                                                                  ==============             =============

Net earnings per common share:
   Basic                                                          $          .28                       .30
   Diluted                                                                   .28                       .28

Weighted-average shares:
   Basic                                                                  42,483                    44,835
   Diluted                                                                43,707                    47,136


See accompanying notes to consolidated financial statements.





                                                   RYAN'S FAMILY STEAK HOUSES, INC.

                                                      CONSOLIDATED BALANCE SHEETS
                                                            (IN THOUSANDS)

                                                                     April 2,                 January 1,
                                                                       2003                      2003
                                                                  --------------             -------------
ASSETS                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                      $       17,881                     2,654
   Receivables                                                             4,994                     5,010
   Inventories                                                             5,464                     5,119
   Prepaid expenses                                                        1,232                     1,266
   Income taxes receivable                                                 -                         2,739
   Deferred income taxes                                                   4,676                     4,676
                                                                  --------------             -------------

       Total current assets                                               34,247                    21,464

Property and equipment:
   Land and improvements                                                 146,757                   144,859
   Buildings                                                             421,132                   413,700
   Equipment                                                             237,188                   231,244
   Construction in progress                                               30,051                    29,245
                                                                  --------------             -------------
                                                                         835,128                   819,048
   Less accumulated depreciation                                         242,469                   234,627
                                                                  --------------             -------------

       Net property and equipment                                        592,659                   584,421

Other assets                                                               7,676                     7,194
                                                                  --------------             -------------

                                                                  $      634,582                   613,079
                                                                  ==============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       13,847                    10,896
   Income taxes payable                                                    3,634                      -
   Accrued liabilities                                                    34,632                    35,748
                                                                  --------------             -------------

       Total current liabilities                                          52,113                    46,644

Long-term debt                                                           212,000                   202,000
Deferred income taxes                                                     39,444                    39,375
Other long-term liabilities                                                4,966                     4,579
                                                                  --------------             -------------

       Total liabilities                                                 308,523                   292,598
                                                                  --------------             -------------

Shareholders' equity:
   Common stock of $1.00 par value; authorized
     100,000,000 shares; issued 42,132,000 in
     2003 and 42,745,000 shares in 2002                                   42,132                    42,745
   Additional paid-in capital                                              -                         2,066
   Retained earnings                                                     283,927                   275,670
                                                                  --------------             -------------

       Total shareholders' equity                                        326,059                   320,481

Commitments and contingencies

                                                                  $      634,582                   613,079
                                                                  ==============             =============


See accompanying notes to consolidated financial statements.

                                                   RYAN'S FAMILY STEAK HOUSES, INC.

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                            (IN THOUSANDS)

                                                                             Three Months Ended
                                                                  ----------------------------------------
                                                                     April 2,                  April 3,
                                                                       2003                      2002
                                                                  --------------             -------------
Cash flows from operating activities:
   Net earnings                                                   $       12,098                    13,421
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                       8,364                     7,726
       Gain on sale of property and equipment                               (556)                      (21)
       Tax benefit from exercise of stock options                             62                       891
       Deferred income taxes                                                  69                        76
       Decrease (increase) in:
         Receivables                                                          16                       705
         Inventories                                                        (345)                     (165)
         Prepaid expenses                                                     34                      (384)
         Income taxes receivable                                           2,739                       -
         Other assets                                                       (550)                     (597)
       Increase (decrease) in:
         Accounts payable                                                  2,951                     7,454
         Income taxes payable                                              3,634                     3,714
         Accrued liabilities                                              (1,116)                   (2,184)
         Other long-term liabilities                                         387                       551
                                                                  --------------             -------------

Net cash provided by operating activities                                 27,787                    31,187
                                                                  --------------             -------------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                            2,493                     2,325
   Capital expenditures                                                  (18,471)                  (14,395)
                                                                  --------------             -------------

Net cash used in investing activities                                    (15,978)                  (12,070)
                                                                  --------------             -------------

Cash flows from financing activities:
   Net proceeds from revolving credit facility                            10,000                    20,000
   Proceeds from exercise of stock options                                   502                     2,344
   Purchases of common stock                                              (7,084)                  (37,534)
                                                                  --------------             -------------

Net cash provided by (used in) financing activities                        3,418                   (15,190)
                                                                  --------------             -------------

Net increase in cash and cash equivalents                                 15,227                     3,927

Cash and cash equivalents - beginning of period                            2,654                    13,323
                                                                  --------------             -------------

Cash and cash equivalents - end of period                         $       17,881                    17,250
                                                                  ==============             =============

Supplemental disclosures Cash paid during the period for:
   Interest, net of amount capitalized                            $        4,477                     3,926
   Income taxes                                                              362                     2,869


See accompanying notes to consolidated financial statements.

                        RYAN'S FAMILY STEAK HOUSES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                    For the Three Months ended April 2, 2003
                    ----------------------------------------

                                           $1 Par Value      Additional
                                              Common           Paid-In          Retained
                                               Stock           Capital          Earnings           Total
                                               -----           -------          --------           -----

Balances at January 1, 2003                 $  42,745             2,066          275,670           320,481

     Net earnings                                -                  -             12,098            12,098

     Issuance of common stock
       under stock option plans                    84               418             -                  502

     Tax benefit from exercise of
       non-qualified stock options               -                   62             -                   62

     Purchases of common stock                   (697)           (2,546)          (3,841)           (7,084)
                                            ---------         ---------         --------         ---------

Balances at April 2, 2003                   $  42,132             -              283,927           326,059
                                            =========         =========        =========         =========


See accompanying notes to consolidated financial statements.

                        RYAN'S FAMILY STEAK HOUSES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  April 2, 2003

                                   (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a single-concept restaurant chain consisting of 326 Company-owned and 21 franchised restaurants located principally in the southern and midwestern United States. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The consolidated financial statements include the financial statements of Ryan's Family Steak Houses, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended April 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2003.

Note 3.  Relevant New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company adopted this statement on January 2, 2003. The adoption of SFAS 143 has not had a material impact on the Company's financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Obligations Associated with Disposal Activities," which addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability be recognized for such costs only when the liability is incurred, which is in contrast to EITF 94-3, which requires the recognition of a liability upon the commitment to an exit plan. The statement is effective for exit or disposal activities that are initiated after December 31, 2002 and has not materially affected the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of this statement (see Note 5).

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the requirements for financial statement disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize a liability upon issuing a guarantee for the fair value of the obligation. The Company will apply FIN 45 to any guarantees issued or modified after December 31, 2002. The impact to the Company's financial results is not expected to be material. The Company had no material guarantees at April 2, 2003.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. FIN 46 applies immediately to variable interest entities created, or in which the Company obtains an interest, after January 31, 2003, and becomes effective July 3, 2003 for all variable interest entities held by the Company prior to that date. The adoption of FIN 46 is not expected to have and has not had a material effect on the Company's consolidated financial statements.

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

Note 5. Stock Options

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock option plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No compensation cost has been recognized for stock-based compensation in consolidated net earnings for the periods presented as all options granted under the Company's stock option plans had exercise prices equal to the market value of the underlying common stock on the date of the grant. Had the Company determined compensation cost based on the fair value recognition provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                                                Quarter ended
(In thousands, except earnings per share)                                 April 2,        April 3,
                                                                            2003            2002
                                                                            ----            ----

Net earnings, as reported                                                  $12,098         13,421
Less total stock-based compensation expense determined
   under fair value based method, net of related tax effects                  (325)          (368)
                                                                           -------         ------

Pro forma net earnings                                                     $11,773         13,053
                                                                           =======         ======

Earnings per share
   Basic:
     As reported                                                               .28            .30
     Pro forma                                                                 .28            .29
   Diluted:
     As reported                                                               .28            .28
     Pro forma                                                                 .27            .28

Note 6.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents that arise from the hypothetical exercise of outstanding stock options using the treasury stock method. In order to prevent antidilution, outstanding stock options to purchase 1.1 million shares of common stock at April 2, 2003 were not included in the computation of diluted EPS. No such antidilutive shares were outstanding at April 3, 2002.

Note 7.  Legal Contingencies

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

Note 8.  Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications did not affect the prior year's net earnings or shareholders' equity.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended April 2, 2003 versus April 3, 2002
------------------------------------------------

Restaurant sales during the first quarter of 2003 decreased by 0.2% over the comparable quarter of 2002. Average unit growth, based on the average number of restaurants in operation, amounted to 2.8% during the quarter. The Company owned and operated 326 restaurants at April 2, 2003 and 314 restaurants at April 3, 2002. Average unit sales ("AUS"), or average weekly sales volume per unit, for all stores (including newly opened restaurants) decreased by 3.1% during the first quarter of 2003. Same-store sales decreased by 4.2% during the quarter compared to a 0.7% increase during the first quarter of 2002. The Company calculates same-store sales using AUS in units that have been open for at least 18 months and operating during comparable weeks during the current and prior years. Management believes that same-store sales were adversely affected by several factors during the quarter ended April 2, 2003. First, many restaurants are in areas that experienced severe winter weather during both January and February 2003. Second, sales were weak during the first two weeks of the Iraqi war, which started in mid-March, presumably due to customers staying at home to watch news reports. Finally, the Easter weekend, which historically produces strong sales results, occurred in the first quarter (March) during 2002 and in the second quarter (April) during 2003. In order to stimulate higher AUS, the Company has implemented a comprehensive local marketing program in which store managers get the Ryan's name in front of potential customers through the use of both external merchandising and community marketing. Also, the Company is continuing to remodel stores with the display cooking format (see "Liquidity and Capital Resources") and a new exterior lodge look.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 84.6% during the first quarter of 2003 compared to 84.0% during the first quarter of 2002. Food and beverage costs decreased to 35.2% of sales in 2003 from 36.5% of sales in 2002 due to lower pork, seafood, poultry and produce costs. Payroll and benefits increased to 31.2% of sales in 2003 from 30.3% of sales in 2002 due principally to higher hourly labor, manager pay, medical insurance and unemployment taxes. Hourly labor and manager pay, as a percent of sales, were mostly impacted by lower AUS. Medical insurance costs increased due to higher medical claims during the quarter, and unemployment taxes were higher due to 2003 state unemployment tax rate increases. All other restaurant costs, including depreciation, increased to 18.2% of sales in 2003 from 17.2% of sales in 2002 due principally to (i) higher depreciation expense associated with recent higher capital expenditure levels and (ii) higher utility costs due to natural gas rate increases combined with higher usage resulting from the severe winter weather. Other restaurant costs, as a percent of sales, were also adversely affected by lower AUS since there are many fixed cost items included in this cost category. Based on these factors, the Company's margins at the restaurant level decreased by 0.6% of sales to 15.4% of sales in 2003 from 16.0% of sales in 2002.

General and administrative expenses increased to 5.1% of sales in 2003 from 4.8% of sales in 2002, due principally to lower AUS. Again, many fixed cost items are included in this cost category.

Interest expense for the first quarters of 2003 and 2002 both amounted to 1.2% of sales. The effective average interest rate decreased to 5.1% during the first quarter of 2003 from 5.7% in 2002, resulting from a favorable interest rate environment. At April 2, 2003, approximately 65% of the Company's outstanding debt was variable-rate debt with interest rates based generally on the London Interbank Offered Rate ("LIBOR"). Based on current LIBOR rates and economic reports, management believes that the Company's effective interest rate, when compared to 2002, will remain favorable throughout most of 2003.

An effective income tax rate of 36.2% was used for the first quarter of 2003 compared to 36.0% for the first quarter of 2002 due to management's estimate of overall 2003 income tax expense.

Net earnings for the first quarter amounted to $12.1 million in 2003 compared to $13.4 million in 2002. Weighted-average shares (diluted) decreased 7.3%
resulting principally from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) was 28 cents for both 2003 and 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash. Inventories are purchased on credit and are rapidly converted to cash, generally prior to the payment of the related vendors' invoices. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant. Cash balances in excess of immediate disbursement requirements are typically used for non-current items, such as capital expenditures, repayment of long-term debt or stock repurchases. Accordingly, the Company generally operates with a working capital deficit, which is managed through the utilization of a predictable cash flow from restaurant sales and available credit under a revolving credit facility.

At April 2, 2003, the Company's working capital deficit amounted to $17.9 million compared to a $25.2 million deficit at January 1, 2003. Management does not anticipate any adverse effects from the current working capital deficit due to (i) cash flow provided by operations, which amounted to $27.8 million for the first three months of 2003 and $82.4 million for the year ended January 1, 2003, and (ii) approximately $51 million in funds available under a revolving credit facility.

Total capital expenditures for the first three months of 2003 amounted to $18.5 million. The Company opened four Ryan's restaurants during the first three months of 2003, including one relocation, and closed two restaurants for relocation purposes. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2003, the Company plans to build and open 11 to 13 new restaurants, including three potential relocations. All new restaurants will open with Ryan's Display Cooking format. This format was introduced in 2000 and involves a glass-enclosed grill and cooking area that extends into the dining room. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plates. Management intends to convert approximately 30 to 40 restaurants during 2003 to the Display Cooking format. These conversions will generally include an exterior remodeling package that gives the building a new lodge look. Management believes that the exterior remodels will favorably impact restaurant sales by signaling to new and existing customers that exciting changes have taken place inside Ryan's. Total 2003 capital expenditures are estimated at $74 million. The Company is currently concentrating its efforts on Company-owned Ryan's restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2004. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first three months of 2003, the Company purchased 696,500 shares at an aggregate cost of $7.1 million. Through April 2, 2003, approximately 42.4 million shares, or 53% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $303.2 million. Management currently plans to purchase up to approximately $18 million of its common stock during the remainder of 2003 if, in management's opinion, the share price is at an attractive level, subject to the continued availability of capital, the limitations imposed by the Company's credit agreements, applicable securities regulations and the other factors described in "Forward-Looking Information."

At April 2, 2003, the Company's outstanding debt consisted of $75 million of 9.02% senior notes and a $200 million revolving credit facility of which $137 million was outstanding at that date. As noted above, after allowances for letters of credit and other items, there was approximately $51 million in funds available under the revolving credit facility. The Company's ability to draw on these funds may be limited by restrictions in the agreements governing both the senior notes and the revolving credit facility. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2003.

Management believes that its current capital structure is sufficient to meet its 2003 cash requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that have a significant impact on the Company's financial statements and involve difficult or subjective estimates of future events by management. Management's estimates could differ significantly from actual results, leading to possible significant adjustments to future financial results. The following policies are considered by management to involve estimates that most critically impact reported financial results.

Asset Lives Property and equipment are recorded at cost, less accumulated depreciation. Buildings and land improvements are depreciated over estimated useful lives ranging from 25 to 39 years, and equipment is depreciated over estimated useful lives ranging from 3 to 10 years. Depreciation expense for financial statement purposes is calculated using the straight-line method. Management is responsible for estimating the initial useful lives and any revisions thereafter and bases its estimates principally on historical usage patterns of the assets. Material differences in the amount of reported depreciation could result if different assumptions were used.

Impairment of Long-Lived Assets Long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For restaurants that will continue to be operated, the carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, over the remaining useful life of the restaurant. The estimate of future cash flows is based on management's review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management's knowledge of current and planned development near the restaurant site and on current market transactions. If the carrying amount exceeds the sum of the undiscounted future cash flows, the carrying value is reduced to the restaurant's current fair value. If the decision has been made to close and sell a restaurant, the carrying value of that restaurant is reduced to its current fair value less costs to sell and is no longer depreciated.

Self-Insurance Liabilities The Company self-insures a significant portion of expected losses from its workers' compensation, general liability and team member medical programs. For workers' compensation and general liability claims, individual amounts in excess of $250,000 are covered by insurance purchased by the Company. Accrued liabilities are recorded for the estimated, undiscounted future net payments, or ultimate costs, to settle both reported claims and claims that have been incurred but not reported. On a quarterly basis, management reviews claim values as estimated by a third-party claims administrator ("TPA") and then adjusts these values for estimated future increases in order to record ultimate costs. Both current and prior years' claims are reviewed as estimated claim values are frequently adjusted by the TPA as new information, such as updated medical reports or settlements, is received. Management reviews the relationship between historical claim estimates and payment history, overall number of accidents and historical claims experience in order to make an ultimate cost estimate. For team member medical claims, individual amounts in excess of $300,000 are covered by insurance purchased by the Company. Accruals are based on management's review of historical claim experience. Unexpected changes in any of these factors could result in costs that are materially different than initially reported.

IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.50 to $6.65 per hour over a one-year period is currently under consideration by the U.S. Congress. The Company is typically able to increase menu prices to cover most of the payroll rate increases.

The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Annual menu price increases during the last five years have generally ranged from 2% to 4%.


Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES
-------                          ABOUT MARKET RISK

The Company's exposure to market risk relates primarily to changes in interest rates. Foreign currencies are not used in the Company's operations, and approximately 90% of the products used in the preparation of food at the Company's restaurants are not under purchase contract for more than one year in advance.

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt under the Company's revolving credit facility (see "Liquidity and Capital Resources"). At April 2, 2003, there was $137 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended April 2, 2003 would have impacted interest expense by approximately $289,000 and net earnings by $184,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended April 2, 2003. The Company does not enter into financial instrument agreements for trading or speculative purposes.


Item 4.                      CONTROLS AND PROCEDURES
-------

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

                           FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all factors, the following could cause actual results to differ materially from expectations: general economic conditions including consumer confidence levels; competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; weather fluctuations; interest rate fluctuations; stock market conditions; political environment (including acts of terrorism and wars); and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended January 1, 2003. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2003 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company's loan agreements that govern the senior notes and the revolving credit facility, and the maximum debt and share repurchase levels authorized by the Company's Board of Directors.

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

Item 5.       Other Information.

              Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, the Company is required to disclose all non-audit services approved in the first quarter of 2003 by the Company's Audit Committee to be performed by KPMG LLP, the Company's external auditor. During the quarterly period covered by this filing, the Audit Committee did not approve the engagement of KPMG LLP for any non-audit services, and KPMG LLP did not perform any such services.

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits (numbered in accordance  with  Item 601 of Regulation
                  S-K):

                  Exhibit #      Description

                    99.1         Section 906 Certification  of  Chief  Executive
                                 Officer
                    99.2         Section 906 Certification  of  Chief  Financial
                                 Officer

              (b) Reports on Form 8-K:
                  On April 24, 2003, the Company filed a report on Form 8-K regarding the press release on the Company's financial results as of and for the quarter ended April 2, 2003.
                  On April 25, 2003, the Company filed a report on Form 8-K regarding the conference call to review the Company's financial results as of and for the quarter ended April 2, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        RYAN'S FAMILY STEAK HOUSES, INC.
                                  (Registrant)



May 19, 2003                     /s/Charles D. Way
                                 Charles D. Way
                                 Chairman, President and Chief Executive Officer



May 19, 2003                     /s/Fred T. Grant, Jr.
                                 Fred T. Grant, Jr.
                                 Senior Vice President - Finance, Treasurer
                                 and Assistant Secretary



May 19, 2003                     /s/Richard D. Sieradzki
                                 Richard D. Sieradzki
                                 Controller

                        RYAN'S FAMILY STEAK HOUSES, INC.
                          SECTION 302 CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER


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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

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


     May 19, 2003

     /s/Charles D. Way
     -----------------------------------------------
     Charles D. Way
     Chairman, President and
     Chief Executive Officer

                        RYAN'S FAMILY STEAK HOUSES, INC.
                          SECTION 302 CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER


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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

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


     May 19, 2003

     /s/Fred T. Grant, Jr.
     -----------------------------------------------
     Fred T. Grant, Jr.
     Senior Vice President - Finance, Treasurer
     and Assistant Secretary