Form 10-Q
period 2003-07-02
RYANS FAMILY STEAKHOUSES INC
filed 2003-08-18
CIK 355622

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarter ended July 2, 2003

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

Indicate   by  check  mark  whether  the  registrant   is   an
accelerated  filer (as defined in Rule12b-2 of the  Securities
Exchange Act of 1934).
     Yes     X                               No ________

At July 2, 2003, there were 42,123,000 shares outstanding of the registrant's common stock, par value $1.00 per share.


                 RYAN'S FAMILY STEAK HOUSES, INC.

                       TABLE OF CONTENTS                   PAGE NO.

PART I ---     FINANCIAL INFORMATION

Item 1. Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended July 2, 2003 and July 3, 2002            3

       Consolidated Statements of Earnings (Unaudited) -
       Six Months Ended July 2, 2003 and July 3, 2002          4

       Consolidated Balance Sheets -
       July 2, 2003 (Unaudited) and January 1, 2003            5

       Consolidated Statements of Cash Flows (Unaudited) -
       Six Months Ended July 2, 2003 and July 3, 2002          6

       Consolidated Statement of Shareholders' Equity
       (Unaudited) -
       Six Months Ended July 2, 2003                           7

       Notes to Consolidated Financial Statements (Unaudited)
                                                               8 - 11

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations                     12 - 16

Item 3.Quantitative and Qualitative Disclosures About Market
       Risk                                                    16

Item 4.Controls and Procedures                                 16

Forward-Looking Information                                    17

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings				       18                                                                18

Item 4. Submission of Matters to a Vote of Security Holders    18

Item 5. Other Information                                      18

Item 6. Exhibits and Reports on Form 8-K                       18 - 19

SIGNATURES                                                     20

                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                 RYAN'S FAMILY STEAK HOUSES, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                         Quarter Ended
                                     July 2,        July 3,
                                       2003           2002
Restaurant sales                     $208,504        201,027

Cost of sales:
 Food and beverage                     73,801         71,480
 Payroll and benefits                  64,361         60,952
 Depreciation                           8,049          7,351
 Other restaurant expenses             28,092         26,089
   Total cost of sales                174,303        165,872

General and administrative expenses    10,299          9,578
Interest expense                        2,322          2,326
Revenues from franchised restaurants    (404)          (463)
Other income, net                       (475)          (530)
Earnings before income taxes           22,459         24,244
Income taxes                            8,130          8,818

   Net earnings                      $ 14,329         15,426

Net earnings per common share:
 Basic                               $    .34            .35
 Diluted                                  .33            .34

Weighted-average shares:
 Basic                                 42,143         43,733
 Diluted                               43,670         45,977

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                        Six Months Ended
                                     July 2,        July 3,
                                       2003           2002
Restaurant sales                     $401,696        394,597

Cost of sales:
 Food and beverage                    141,806        142,202
 Payroll and benefits                 124,557        119,278
 Depreciation                          15,997         14,703
 Other restaurant expenses             55,304         52,377
   Total cost of sales                337,664        328,560

General and administrative expenses    20,113         18,787
Interest expense                        4,728          4,601
Revenues from franchised restaurants    (807)          (895)
Other income, net                     (1,424)        (1,671)
Earnings before income taxes           41,422         45,215
Income taxes                           14,995         16,368

   Net earnings                      $ 26,427         28,847

Net earnings per common share:
 Basic                               $    .62            .65
 Diluted                                  .60            .62

Weighted-average shares:
 Basic                                 42,313         44,284
 Diluted                               43,689         46,557

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
                    CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                     July 2,       January 1,
                                       2003           2003
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 20,177          2,654
 Receivables                            5,641          5,010
 Inventories                            5,811          5,119
 Prepaid expenses                         776          1,266
 Income taxes receivable                  -            2,739
 Deferred income taxes                  4,676          4,676
   Total current assets                37,081         21,464
Property and equipment:
 Land and improvements                149,271        144,859
 Buildings                            429,363        413,700
 Equipment                            243,076        231,244
 Construction in progress              28,866         29,245
                                      850,576        819,048
 Less accumulated depreciation        249,923        234,627
   Net property and equipment         600,653        584,421
Other assets                            7,698          7,194
                                     $645,432        613,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       8,937         10,896
 Income taxes payable                   6,993            -
 Accrued liabilities                   42,751         35,748
   Total current liabilities           58,681         46,644
Long-term debt                        202,000        202,000
Deferred income taxes                  39,525         39,375
Other long-term liabilities             5,043          4,579
   Total liabilities                  305,249        292,598

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 42,123,000 in 2003 and
 42,745,000 shares in 2002             42,123         42,745
 Additional paid-in capital               -            2,066
 Retained earnings                    298,060        275,670
 Total shareholders' equity           340,183        320,481
Commitments and contingencies
                                     $645,432        613,079

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                          (In thousands)

                                        Six Months Ended
                                     July 2,        July 3,
                                       2003           2002
Cash flows from operating activities:
 Net earnings                        $ 26,427         28,847
 Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
   Depreciation and amortization       16,858         15,385
   Gain on sale of property and
    equipment                            (395)            (8)
   Tax benefit from exercise of
    stock options                         284          1,686
   Deferred income taxes                  150            164
   Decrease (increase) in:
     Receivables                         (631)           294
     Inventories                         (692)           365
     Prepaid expenses                     490         (1,451)
     Income taxes receivable            2,739            -
     Other assets                        (639)          (681)
   Increase (decrease) in:
     Accounts payable                  (1,959)          (659)
     Income taxes payable               6,993          1,498
     Accrued liabilities                7,003          3,283
     Other long-term liabilities          464            766
Net cash provided by operating
  activities                           57,092         49,489

Cash flows from investing activities:
  Proceeds from sale of property and
    equipment                           3,774          3,697
  Capital expenditures                (36,334)       (34,600)
Net cash used in investing activities (32,560)       (30,903)

Cash flows from financing activities:
   Net proceeds from revolving credit
     facility                             -           17,000
   Proceeds from exercise of stock
     options                              832          4,438
   Purchases of common stock           (7,841)       (42,514)
Net cash used in financing activities  (7,009)       (21,076)

Net increase (decrease) in cash and
  cash equivalents                     17,523         (2,490)

Cash and cash equivalents - beginning
  of period                             2,654         13,323

Cash and cash equivalents - end of
  period                             $ 20,177         10,833

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount capitalized $  5,129          4,552
 Income taxes                           4,829         11,334

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)

                          (In thousands)

               For the Six Months ended July 2, 2003

                            $1 Par Value  Additional
                                 Common   Paid-In   Retained
                                 Stock    Capital   Earnings   Total
Balances at January 1, 2003      $42,745     2,066     275,670  320,481

  Net earnings                      -         -         26,427   26,427
  Issuance of common stock
   under stock option plans          134       698        -         832
  Tax benefit from exercise of
   non-qualified stock options      -          284        -         284
  Purchases of common stock         (756)   (3,048)     (4,037)  (7,841)

Balances at July 2, 2003         $42,123      -        298,060  340,183

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 2, 2003
                            (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a restaurant chain consisting of 330 Company-owned and 20 franchised restaurants located principally in the southern and midwestern United States. Its restaurants operate under the Ryan's or Fire Mountain brand names, but are viewed as a single business unit for management and reporting purposes. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include  the  financial statements of Ryan's Family Steak Houses, Inc. and its wholly-
owned    subsidiaries.    All   intercompany   balances    and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended July 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2003.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Obligations Associated with Disposal Activities," which addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability be recognized for such costs only when the liability is incurred, which is in contrast to EITF 94-3, which requires the recognition of a liability upon the commitment to an exit plan. The statement is effective for exit or disposal activities that are initiated after December 31, 2002 and has not materially affected the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provision of this statement (see
Note 4).

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the requirements for financial statement disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize a liability upon issuing a guarantee for the fair value of the obligation. The Company will apply FIN 45 to any guarantees issued or modified after December 31, 2002. The impact to the Company's financial results has been immaterial. The Company had no material guarantees at July 2, 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. FIN 46 applies immediately to variable interest entities created, or in which the Company obtains an interest, after January 31, 2003, and becomes effective July 3, 2003 for all variable interest entities held by the Company prior to that date. The adoption of FIN 46 is not expected to have and has not had a material effect on the Company's consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 3, 2003. The Company does not have any financial instruments within the scope of SFAS 150 at July 2, 2003 and, therefore, does not anticipate that SFAS 150 will have a material effect to the Company.

Note 4. Stock Options

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

                         Quarter Ended        Six Months Ended
(In thousands, except
 earnings per share)       July 2,  July 3,   July 2,  July 3,
                            2003     2002      2003     2002
Net earnings, as reported  $14,329  15,426    26,427   28,847
Less total stock-based
  compensation expense
  determined under fair
  value based method, net
  of related tax effects      (229)   (368)     (554)    (736)

Pro forma net earnings     $14,100  15,058    25,873   28,111
Earnings per share
 Basic:
  As reported                  .34     .35       .62      .65
  Pro forma                    .33     .34       .61      .63
 Diluted:
  As reported                  .33     .34       .60      .62
  Pro forma                    .32     .33       .59      .60

Note 5.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents that arise from the hypothetical exercise of outstanding stock options using the treasury stock method. In order to prevent antidilution, outstanding stock options to purchase 40,500 and 3,000 shares of common stock at July 2, 2003 and July 3, 2002, respectively, were not included in the computation of diluted EPS.

Note 6.  Legal Contingencies

From time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these actions, if decided adversely, would have a material effect on the Company's business or financial condition, taken as a whole.
In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville
Division, on behalf of three plaintiffs alleging various violations by Ryan's of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys have indicated that they intend to seek class-action status on this complaint. Management intends to vigorously defend this lawsuit and has retained two firms to serve as co-lead counsel for the Company. The presiding judge has recently indicated that decisions as to further class notification and any arbitration procedures could be expected in August or September 2003. Any potential financial impact to the Company cannot be determined at this time.

Note 7.  Subsequent Event

On July 25, 2003, the Company completed a private placement of $100 million of its 4.65% senior notes due 2013. The net proceeds of the private placement were used to reduce both outstanding debt and the credit limit under the existing revolving credit facility. Annual principal payments with respect to the new notes will commence in 2007. The notes are secured by the stock of the Company's wholly-owned subsidiaries, as are the Company's existing 9.02% senior notes due 2008 and revolving credit facility. The note purchase agreement requires the Company to maintain certain financial ratios and a minimum level of shareholders' equity, and contains restrictions regarding capital expenditures, share repurchases and cash dividends, among other things.

As  a  result  of this transaction, the Company's  outstanding debt  under the revolving credit facility decreased from  $127 million to $27 million, and the facility's credit limit was permanently reduced from $200 million to $100 million.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended July 2, 2003 versus July 3, 2002

Restaurant sales during the second quarter of 2003 increased by 3.7% over the comparable quarter of 2002. Average unit growth, based on the average number of restaurants in operation, amounted to 2.6% during the quarter. The Company owned and operated 330 restaurants at July 2, 2003 and 316 restaurants at July 3, 2002. Average unit sales ("AUS"), or average weekly sales volume per unit, for all stores (including newly opened restaurants) increased by 0.8% during the second quarter of 2003. Same-store sales decreased by 0.7% during the quarter compared to a 0.7% increase during the second quarter of 2002. The Company calculates same-store sales using AUS in units that have been open for at least 18 months and operating during comparable weeks during the current and prior years. Management believes that sales were adversely affected by a weak retail environment during the second quarter of 2003. In order to stimulate higher same-store sales, the Company implemented in April 2003 a comprehensive local marketing program in which store managers get the Ryan's name in front of potential customers through the use of both external merchandising and community marketing. Based on the positive feedback received from store managers, management believes that over time this program will favorably impact restaurant sales. Also, the Company is continuing its remodeling program that features the display cooking format (see "Liquidity and Capital Resources") and a new exterior lodge-look. Management has been encouraged by the sales results at the remodeled stores. However, at July 2, 2003, only 14 restaurants in the same-store sales base were part of the new remodeling program, and their impact on overall sales was limited. The Company plans to remodel an additional 15 to 20 stores during the second half of 2003. Each store is closed for approximately four to six weeks during the remodeling process.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 83.6% during the second quarter of 2003 compared to 82.5% during the second quarter of 2002. Food and beverage costs decreased to 35.4% of sales in 2003 from 35.6% of sales in 2002 due to lower dairy costs substantially offset by higher sirloin, produce and soybean oil prices. Payroll and benefits increased to 30.9% of sales in 2003 from 30.3% of sales in 2002 due principally to higher manager pay and unemployment taxes. Manager pay increased due to better staffing and higher wage levels. Unemployment taxes were higher due to 2003 state unemployment tax rate increases. All other restaurant costs, including depreciation, increased to 17.3% of sales in 2003 from 16.6% of sales in 2002 due principally to higher depreciation expense associated with recent higher capital expenditure levels and higher utility costs due to natural gas rate increases. Based on these factors, the Company's margins at the restaurant level decreased by 1.1% of sales to 16.4% of sales in 2003 from 17.5% of sales in 2002.

General and administrative expenses increased to 4.9% of sales in 2003 from 4.8% of sales in 2002 due principally to higher wages and travel costs associated with the additional training team related to the remodeling program.

Interest  expense  for the second quarter  of  2003  and  2002 amounted to 1.1% and 1.2% of sales, respectively. The effective average interest rate decreased to 5.0% during the second quarter of 2003 from 5.5% in 2002, resulting from a favorable interest rate environment. At July 2, 2003, approximately 63% of the Company's outstanding debt was variable-rate debt with interest rates based generally on the London Interbank Offered Rate ("LIBOR"). On July 25, 2003, the Company refinanced $100 million of the variable-rate debt with fixed-rate senior notes (see "Subsequent Event"), reducing the variable-rate percentage from 63% to 13%.

An  effective income tax rate of 36.2% was used for the second quarter  of  2003 compared to 36.4% for the second quarter  of
2002.   The  effective income tax rate for the full year  2002
was 36.2%.

Net earnings for the second quarter amounted to $14.3 million in 2003 compared to $15.4 million in 2002. Weighted-average shares (diluted) decreased 5.0% resulting principally from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) was 33 cents for 2003 and 34 cents for 2002.

Six months ended July 2, 2003 versus July 3, 2002

For  the six months ended July 2, 2003, restaurant sales  were
up  1.8%  compared  to  the same period  in  2002.   Principal
factors affecting 2003 sales growth include the 2.7% unit growth of Company-owned restaurants and a 1.1% decrease in all-store AUS. Same-store sales for the first six months of 2003 decreased by 2.4%.

Cost of sales, as detailed above, for the first six months of 2003 and 2002 amounted to 84.1% and 83.3% of sales, respectively. Food and beverage costs decreased by 0.7% of sales due to lower pork, seafood, poultry and dairy costs. In addition to various specific items, all other costs, when expressed as a percent of sales, were impacted by lower AUS. Payroll and benefits increased by 0.8% of sales to 31.0% of sales for 2003 from 30.2% for 2002 due to higher hourly labor, manager pay and unemployment taxes. All other restaurant costs, including depreciation, increased by 0.8% of sales due to higher depreciation and utility costs partially offset by lower store closing costs. Based on these factors, the Company's operating margin at the restaurant level amounted to 15.9% of sales for the first six months of 2003 compared to 16.7% of sales in 2002.

General and administrative expenses increased by 0.2% of sales for the first six months of 2003 due principally to higher training costs and the impact of lower AUS on the many fixed-cost items included in this expense category.

An effective income tax rate of 36.2% was used for the first six months of both 2003 and 2002.

Net earnings for the first six months of 2003 amounted to $26.4 million compared to $28.8 million in 2002. Weighted-average shares (diluted) decreased 6.2% resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) amounted to 60 cents in 2003 compared to 62 cents in 2002.

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

At July 2, 2003, the Company's working capital deficit amounted to $21.6 million compared to a $25.2 million deficit at January 1, 2003. Management does not anticipate any adverse effects from the current working capital deficit due to (i) cash flow provided by operations, which amounted to $57.1 million for the first six months of 2003 and $82.4 million for the year ended January 1, 2003, and (ii) approximately $64 million in funds available under a revolving credit facility.

Total capital expenditures for the first six months of 2003 amounted to $36.3 million. The Company opened eight and closed two restaurants during the first six months of 2003. This activity included one opening and one closing for relocation purposes. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2003, the Company plans to build and open 10 new restaurants, including four potential relocations. All new restaurants will open with the display cooking format. This format was introduced in 2000 and involves a glass-enclosed grill and cooking area that extends into the dining room. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plates. Management also intends to convert approximately 30 to 35 restaurants during 2003 to the display cooking format. These conversions will generally include an exterior remodeling package that gives the building a new lodge-look. Management believes that the exterior package will favorably impact restaurant sales by signaling to potential customers that changes have taken place inside the restaurant. Total 2003 capital expenditures are estimated at $74 million. The Company is currently concentrating its efforts on Company-owned Ryan's restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2004. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first six months of 2003, the Company purchased 756,300 shares at an aggregate cost of $7.8 million. Through July 2, 2003, approximately 42.4 million shares, or 53% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $304.0 million. Management currently plans to purchase up to approximately $16 million of its common stock during the remainder of 2003 if, in management's opinion, the share price is at an attractive level, subject to the continued availability of capital, the limitations imposed by the Company's credit agreements, applicable securities regulations and the other factors described in "Forward-Looking Information."

At July 2, 2003, the Company's outstanding debt consisted of $75 million of 9.02% senior notes and a $200 million revolving credit facility of which $127 million was outstanding at that date. As noted above, after allowances for letters of credit and other items, there was approximately $64 million in funds available under the revolving credit facility. The Company's ability to draw on these funds may be limited by restrictions in the agreements governing both the senior notes and the revolving credit facility. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2003. See "Subsequent Event" for a financing transaction that closed after the end of the quarter.

Management believes that its current capital structure is sufficient to meet its 2003 cash requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.

SUBSEQUENT EVENT

On July 25, 2003, the Company completed a private placement of $100 million of its 4.65% senior notes due 2013. The net proceeds of the private placement were used to reduce both outstanding debt and the credit limit under the existing revolving credit facility. Annual principal payments with respect to the new notes will commence in 2007. The notes are secured by the stock of the Company's wholly-owned subsidiaries, as are the Company's existing 9.02% senior notes due 2008 and revolving credit facility. The note purchase agreement requires the Company to maintain certain financial ratios and a minimum level of shareholders' equity, and contains restrictions regarding capital expenditures, share repurchases and cash dividends, among other things.

As  a  result  of this transaction, the Company's  outstanding debt  under the revolving credit facility decreased from  $127 million to $27 million, and the facility's credit limit was permanently reduced from $200 million to $100 million.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that significantly impact the Company's financial statements and involve difficult or subjective estimates of future events by management. Management's estimates could differ significantly from actual results, leading to possible significant adjustments to future financial results. The following policies are considered by management to involve estimates that most critically impact reported financial results.

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

IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.50 to $6.65 per hour over a 14-month period is currently under consideration by the U.S. Congress. The Company is typically able to increase menu prices to cover most of the payroll rate increases.

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

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt under the Company's revolving credit facility (see "Liquidity and Capital Resources"). At July 2, 2003, there was $127 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended July 2, 2003 would have impacted interest expense by approximately $281,000 and net earnings by $179,000. On July 25, 2003, the Company completed a private placement of $100 million of its 4.65% senior notes due 2013 (see "Subsequent Event" above). This transaction replaced variable-rate debt with fixed-rate debt, thereby reducing the Company's exposure to future interest rate fluctuations. If these new notes had been outstanding for the entire second quarter of 2003, management estimates that interest expense would have increased by approximately
$405,000   and   net   earnings  would   have   decreased   by
approximately $258,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended July 2, 2003. The Company does not enter into financial instrument agreements for trading or speculative purposes.


Item 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended, the Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange
Act)  as of the end of the period covered by this report,  and have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

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

                    PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville
Division, on behalf of three plaintiffs alleging various violations by Ryan's of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys have indicated that they intend to seek class-action status on this complaint. Management intends to vigorously defend this lawsuit and has retained two firms to serve as co-lead counsel for the Company. The presiding judge has recently indicated that decisions as to further class notification and any arbitration procedures could be expected in August or September 2003. Any potential financial impact to the Company cannot be determined at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

       The  following  table summarizes  the  results  of  the
       shareholder  votes  cast  at  the  Annual  Meeting   of
       Shareholders held on April 30, 2003 (all votes are in thousands):

                                                      Broker-
                       For   Against Withheld Abstain Nonvotes
(a) Election
    of Directors:
C. D. Way              37,650  n/a     294     n/a     n/a
G. E. McCranie         37,650  n/a     294     n/a     n/a
B. L. Edwards          37,650  n/a     294     n/a     n/a
J. M. Shoemaker, Jr.   35,080  n/a   2,864     n/a     n/a
H. K. Roberts, Jr.     37,650  n/a     294     n/a     n/a
J. D. Cockman          37,650  n/a     294     n/a     n/a
B. S. MacKenzie        37,650  n/a     294     n/a     n/a

(b)Ratify the appointment
     of KPMG LLP for
     fiscal 2003       36,708  1,218   n/a      18     n/a

Item 5.   Other Information.

       Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, the Company is required to disclose all non-audit services approved in the second quarter of 2003 by the Company's Audit Committee to be performed by KPMG LLP, the Company's external auditor. During the quarterly period covered by this filing, the Audit Committee did not approve the engagement of KPMG LLP for any non-audit services, and KPMG LLP did not perform any such services.

Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-
          K):
          Exhibit # Description
          10.1    Third  Amendment dated as of July 25,  2003
                  to  the  Credit Agreement listed as Exhibit
                  10.23 to the Annual Report on Form 10-K for
                  the    period   ended   January   1,   2003
                  (Commission file no. 0-10943) (the "2002 10-
                  K").

          10.2    First  Amendment dated as of July 25,  2003
                  to  the  Note Purchase Agreement listed  as
                  Exhibit 10.24 to the 2002 10-K.

          10.3    Note   Purchase  Agreement  between  Ryan's
                  Family   Steak  Houses,  Inc.  and  various
                  lenders  for  $100,000,000 of 4.65%  Senior
                  Notes due July 25, 2013.

          31.1    Section 302 Certification of Chief
                  Executive Officer

          31.2    Section 302 Certification of Chief
                  Financial Officer

          32.1    Section 906 Certification of Chief
                  Executive Officer

          31.2    Section 906 Certification of Chief
                  Financial Officer

       (b)  Reports on Form 8-K:

          On April 24, 2003, the Company filed a report on Form 8-K regarding the press release on the
          Company's financial results as of and for the quarter ended April 2, 2003.
          On April 25, 2003, the Company filed a report on Form 8-K regarding the conference call to review the Company's financial results as of and for the quarter ended April 2, 2003.
          On July 23, 2003, the Company filed a report on Form 8-K regarding the press release on the Company's financial results as of and for the quarter and six months ended July 2, 2003.
                            SIGNATURES

      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 RYAN'S FAMILY STEAK HOUSES, INC.
                           (Registrant)



August 15, 2003          /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and Chief
                         Executive Officer



August 15, 2003          /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer



August 15, 2003          /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Controller