Form 10-Q
period 2003-10-10
RYANS FAMILY STEAKHOUSES INC
filed 2003-11-17
CIK 355622

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended October 1, 2003

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

At October 1, 2003, there were 42,280,000 shares outstanding of the registrant's common stock, par value $1.00 per share.


                 RYAN'S FAMILY STEAK HOUSES, INC.

                       TABLE OF CONTENTS                 PAGE NO.

PART I ---     FINANCIAL INFORMATION

Item 1.        Financial Statements:
       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended October 1, 2003 and October 2, 2002     3

       Consolidated Statements of Earnings (Unaudited) -
       Nine Months Ended October 1, 2003 and October 2, 2002  4

       Consolidated Balance Sheets -
       October 1, 2003 (Unaudited) and January 1, 2003        5

       Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months Ended October 1, 2003 and October 2, 2002  6

       Consolidated Statement of Shareholders' Equity
       (Unaudited) -
       Nine Months Ended October 1, 2003                      7

       Notes to Consolidated Financial Statements (Unaudited)
                                                            8 - 10

Item 2.Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                           11 - 14

Item 3.Quantitative and Qualitative Disclosures About Market
       Risk                                                   14

Item 4.Controls and Procedures                                15

Forward-Looking Information                                   15

PART II --  OTHER INFORMATION

Item 1.     Legal Proceedings                                 16

Item 5.     Other Information                                 16

Item 6.     Exhibits and Reports on Form 8-K                  16

SIGNATURES                                                    17

                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                 RYAN'S FAMILY STEAK HOUSES, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                         Quarter Ended
                                    October 1,     October 2,
                                       2003           2002
Restaurant sales                     $205,686        194,115

Cost of sales:
 Food and beverage                     73,185         69,152
 Payroll and benefits                  64,899         61,636
 Depreciation                           8,049          7,586
 Other restaurant expenses             29,820         26,551
   Total cost of sales                175,953        164,925

General and administrative expenses    10,429          9,650
Interest expense                        2,764          2,297
Revenues from franchised restaurants    (358)          (399)
Other income, net                       (339)          (427)
Earnings before income taxes           17,237         18,069
Income taxes                            6,240          6,542

   Net earnings                      $ 10,997         11,527

Net earnings per common share:
 Basic                               $    .26            .27
 Diluted                                  .25            .26

Weighted-average shares:
 Basic                                 42,210         43,264
 Diluted                               43,881         44,778

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                       Nine Months Ended
                                    October 1,     October 2,
                                       2003           2002
Restaurant sales                     $607,382        588,712

Cost of sales:
 Food and beverage                    214,991        211,354
 Payroll and benefits                 189,456        181,263
 Depreciation                          24,046         22,289
 Other restaurant expenses             85,124         78,579
   Total cost of sales                513,617        493,485

General and administrative expenses    30,542         28,437
Interest expense                        7,492          6,898
Revenues from franchised restaurants  (1,165)        (1,294)
Other income, net                     (1,763)        (2,098)
Earnings before income taxes           58,659         63,284
Income taxes                           21,235         22,910

   Net earnings                      $ 37,424         40,374

Net earnings per common share:
 Basic                               $    .89            .92
 Diluted                                  .86            .88

Weighted-average shares:
 Basic                                 42,279         43,944
 Diluted                               43,752         45,964

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
                    CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                    October 1,     January 1,
                                       2003           2003
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 20,144          2,654
 Receivables                            4,916          5,010
 Inventories                            5,698          5,119
 Prepaid expenses                       1,604          1,266
 Income taxes receivable                  -            2,739
 Deferred income taxes                  4,676          4,676
   Total current assets                37,038         21,464
Property and equipment:
 Land and improvements                152,989        144,859
 Buildings                            443,104        413,700
 Equipment                            248,758        231,244
 Construction in progress              22,699         29,245
                                      867,550        819,048
 Less accumulated depreciation        257,228        234,627
   Net property and equipment         610,322        584,421
Other assets                            7,885          7,194
                                     $655,245        613,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       8,466         10,896
 Income taxes payable                   6,167            -
 Accrued liabilities                   41,352         35,748
   Total current liabilities           55,985         46,644
Long-term debt                        202,000        202,000
Deferred income taxes                  39,588         39,375
Other long-term liabilities             5,293          4,579
   Total liabilities                  302,866        292,598

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 42,280,000 in 2003 and
 42,745,000 shares in 2002             42,280         42,745
 Additional paid-in capital             1,326          2,066
 Retained earnings                    308,773        275,670
   Total shareholders' equity         352,379        320,481
Commitments and contingencies
                                     $655,245        613,079

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                          (In thousands)

                                       Nine Months Ended
                                    October 1,     October 2,
                                       2003           2002
Cash flows from operating activities:
 Net earnings                        $ 37,424         40,374
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization       25,538         23,363
     Gain on sale of property and
       equipment                         (110)           (10)
     Tax benefit from exercise of
       stock options                      631          1,090
   Deferred income taxes                  213            229
   Decrease (increase) in:
     Receivables                           94            223
     Inventories                         (579)            45
     Prepaid expenses                    (338)          (760)
     Income taxes receivable            2,739             -
     Other assets                        (893)          (599)
   Increase (decrease) in:
     Accounts payable                  (2,430)         2,421
     Income taxes payable               6,167          3,049
     Accrued liabilities                5,604           (609)
     Other long-term liabilities          714            751
Net cash provided by operating
   activities                          74,774         69,567

Cash flows from investing activities:
  Proceeds from sale of property and
    equipment                           5,845          5,373
 Capital expenditures                 (56,814)       (56,607)
Net cash used in investing activities (50,969)       (51,234)

Cash flows from financing activities:
 Net proceeds from (repayment of)
  revolving credit facility          (100,000)        24,000
 Proceeds from issuance of
  senior notes                        100,000           -
 Debt issuance costs                     (158)          -
 Proceeds from stock options exercised  1,684          2,868
 Purchases of common stock             (7,841)       (45,980)
Net cash used in financing activities  (6,315)       (19,112)

Net increase (decrease) in cash and
  cash equivalents                     17,490           (779)

Cash and cash equivalents - beginning
  of period                             2,654         13,323

Cash and cash equivalents - end
  of period                          $ 20,144         12,544

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount capitalized $  8,870          8,441
 Income taxes                          12,084         19,089

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)

                          (In thousands)

             For the Nine Months ended October 1, 2003

                        $1 Par Value  Additional
                             Common   Paid-In   Retained
                             Stock    Capital   Earnings   Total
Balances at January 1, 2003  $42,745   2,066   275,670   320,481

  Net earnings                  -       -       37,424    37,424
  Issuance of common stock
   under stock option plans      291   1,393      -        1,684
  Tax benefit from exercise of
   non-qualified stock options  -        631      -          631
  Purchases of common stock     (756) (2,764)   (4,321)   (7,841)

Balances at October 1, 2003  $42,280   1,326   308,773   352,379

See accompanying notes to consolidated financial statements.


                 RYAN'S FAMILY STEAK HOUSES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 1, 2003
                            (Unaudited)

Note 1.  Description of Business

Ryan's Family Steak Houses, Inc. operates a restaurant chain consisting of 332 Company-owned and 19 franchised restaurants located principally in the southern and midwestern United States. Its restaurants operate under the Ryan's or Fire Mountain brand names, but are viewed as a single business unit for management and reporting purposes. The Company, organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include  the  financial statements of Ryan's Family Steak Houses, Inc. and its wholly-
owned    subsidiaries.    All   intercompany   balances    and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended October 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2003.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the requirements for financial statement disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize a liability upon issuing a guarantee for the fair value of the obligation. The Company will apply FIN 45 to any guarantees issued or modified after December 31, 2002. The impact to the Company's financial results has been immaterial. The Company had no material guarantees at October 1, 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. FIN 46 applies immediately to variable interest entities created, or in which the Company obtains an interest, after January 31, 2003, and becomes effective as of December 31, 2003 for all variable interest entities held by the Company prior to that date. The Company is currently evaluating the impact of adopting of FIN 46. However, the Company does not expect it will have a material effect on the Company's consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 3, 2003. The Company did not have any financial instruments within the scope of SFAS 150 at either July 2, 2003 or October 1, 2003 and therefore does not anticipate that SFAS 150 will have a material effect on its consolidated financial statements.

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

                     Quarter Ended        Nine Months Ended
(In  thousands,
 except earnings
 per share)
                     October 1, October 2, October 1, October 2,
                        2003       2002       2003       2002

Net earnings,
 as reported         $10,997    11,527     37,424     40,374
Less total stock-based
 compensation expense
 determined under fair
 value based method,
 net of related
 tax effects            (229)     (368)      (783)    (1,104)

Pro forma net
  earnings           $10,768    11,159     36,641     39,270
Earnings per share
 Basic:
  As reported            .26       .27        .89        .92
  Pro forma              .26       .26        .87        .89
 Diluted:
  As reported            .25       .26        .86        .88
  Pro forma              .25       .25        .84        .85

Note 5.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents that arise from the hypothetical exercise of outstanding stock options using the treasury stock method. In order to prevent antidilution, outstanding stock options to purchase 40,500 shares of common stock at both October 1, 2003 and October 2, 2002 were not included in the computation of diluted EPS.

Note 6.  Legal Contingencies

From time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these actions, if decided adversely, would have a material effect on the Company's business or financial condition, taken as a whole.
In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville
Division, on behalf of three plaintiffs alleging various violations by Ryan's of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys are seeking collective-action status on this complaint. In October 2003, the presiding judge denied Ryan's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company has appealed this decision. Due to the evolving nature of this case, the potential financial impact to the Company's financial results cannot be estimated at this time. Accordingly, no accrual for a loss contingency has been made in the accompanying consolidated financial statements.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended October 1, 2003 versus October 2, 2002

Restaurant sales during the third quarter of 2003 increased by 6.0% over the comparable quarter of 2002. Average unit growth, based on the average number of restaurants in operation, amounted to 3.2% during the quarter. The Company owned and operated 332 restaurants at October 1, 2003 and 320 restaurants at October 2, 2002. Average unit sales ("AUS"), or average weekly sales volume per unit, for all stores (including newly opened restaurants) increased by 2.6% during the third quarter of 2003. Same-store sales increased by 1.2% during the quarter compared to a 1.6% decrease during the third quarter of 2002. The Company calculates same-store sales using AUS in units that have been open for at least 18 months and operating during comparable weeks during the current and prior years. Management believes that an improving retail environment, aided by the Company's local marketing program, favorably affected sales during the third quarter of 2003. The local marketing program, which was implemented in April 2003, trains and encourages store managers to get the Ryan's name in front of potential customers through the use of both external merchandising and community marketing. Based on the positive feedback received from store managers, management believes that over time this program will continue to favorably impact restaurant sales. Also, the Company is continuing its remodeling program that features the display cooking format (see "Liquidity and Capital Resources") and a new exterior lodge-look. Management has been encouraged by the sales results at the remodeled stores. However, at October 1, 2003, only 22 restaurants in the same-store sales base were part of the new remodeling program, and their impact on overall sales was limited. The Company plans to remodel an additional five stores during the fourth quarter of 2003. Each store is closed for approximately four to six weeks during the remodeling process.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 85.5% during the third quarter of 2003 compared to 85.0% during the third quarter of 2002. Food and beverage costs amounted to 35.6% of sales for both 2003 and 2002. However, due to the current Canadian beef embargo, higher-than-normal beef costs are projected during at least the fourth quarter of 2003, which could result in food costs for the fourth quarter of 2003 to exceed comparable 2002 levels by approximately 1.0% of sales. Payroll and benefits decreased to 31.6% of sales in 2003 from 31.8% of sales in 2002 due principally to lower hourly labor and medical costs. All other restaurant costs, including depreciation, increased to 18.3% of sales in 2003 from 17.6% of sales in 2002. This increase resulted principally from higher natural gas costs, higher store opening costs for new and remodeled stores and higher store-level advertising costs associated with the local marketing program. Based on these factors, the Company's margins at the restaurant level decreased by 0.5% of sales to 14.5% of sales in 2003 from 15.0% of sales in 2002.

General and administrative expenses increased to 5.1% of sales in 2003 from 5.0% of sales in 2002 due principally to higher store management performance bonuses.

Interest  expense  for  the third quarter  of  2003  and  2002 amounted to 1.3% and 1.2% of sales, respectively. The effective average interest rate increased to 5.8% during the third quarter of 2003 from 5.4% in 2002, resulting principally from the refinancing on July 25, 2003 of $100 million of variable-rate debt with 4.65% fixed-rate senior notes due July 25, 2013.

An effective income tax rate of 36.2% was used for the third quarters of both 2003 and 2002.

Net earnings for the third quarter amounted to $11.0 million in 2003 compared to $11.5 million in 2002. Weighted-average shares (diluted) decreased 2.0% resulting principally from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) were 25 cents for 2003 and 26 cents for 2002.

Nine months ended October 1, 2003 versus October 2, 2002

For the nine months ended October 1, 2003, restaurant sales were up 3.2% compared to the same period in 2002. Principal factors affecting 2003 sales growth include the 2.9% unit growth of Company-owned restaurants and a 0.1% increase in all-store AUS. Same-store sales for the first nine months of 2003 decreased by 1.2%.

Cost of sales, as detailed above, for the first nine months of 2003 and 2002 amounted to 84.6% and 83.8% of sales, respectively. Food and beverage costs decreased by 0.5% of sales due to lower poultry and seafood prices, partially offset by higher soybean oil product and beef costs. Payroll and benefits increased by 0.4% of sales due to higher manager pay and unemployment taxes. All other restaurant costs, including depreciation, increased by 0.9% of sales due to higher depreciation, store opening, advertising, maintenance and utility costs, partially offset by lower store closing costs. Based on these factors, the Company's margins at the restaurant level amounted to 15.4% of sales for the first nine months of 2003 compared to 16.2% of sales in 2002.

General and administrative expenses increased by 0.2% of sales for the first nine months of 2003 due principally to higher store manager performance bonuses and additional manager trainee and training team salaries.

An effective income tax rate of 36.2% was used for the first nine months of both 2003 and 2002.

Net earnings for the first nine months of 2003 amounted to $37.4 million compared to $40.4 million in 2002. Weighted-average shares (diluted) decreased 4.8% resulting from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) amounted to 86 cents in 2003 compared to 88 cents in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's restaurant sales are primarily derived from cash and credit card transactions. Inventories are purchased on credit and are rapidly converted to cash, generally prior to the payment of the related vendors' invoices. Therefore, the
Company   does   not  maintain  significant   receivables   or
inventories,  and  other  working  capital  requirements   for
operations are not significant. Cash balances in excess of immediate disbursement requirements are typically used for non-current items, such as capital expenditures, repayment of long-term debt or stock repurchases. Accordingly, the Company generally operates with a working capital deficit, which is managed through the utilization of a predictable cash flow from restaurant sales and available credit under a revolving credit facility.

At October 1, 2003, the Company's working capital deficit amounted to $18.9 million compared to a $25.2 million deficit at January 1, 2003. Management does not anticipate any adverse effects from the current working capital deficit due to (i) cash flow provided by operations, which amounted to $74.8 million for the first nine months of 2003 and $82.4 million for the year ended January 1, 2003, and (ii) approximately $63 million in funds available under a revolving credit facility.

Total capital expenditures for the first nine months of 2003 amounted to $56.8 million. The Company opened 13 and closed five restaurants during the first nine months of 2003. This activity included three openings and three closings for relocation purposes. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2003, the Company plans to build and open two new restaurants. All new restaurants open with the display cooking and lodge-look format. This format was introduced in 2000 and involves a glass-enclosed grill and cooking area that extends into the dining room and an exterior remodeling package that gives the building a new lodge-look. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plates. Management believes that the exterior package favorably impacts restaurant sales by signaling to potential customers that changes have taken place inside the restaurant. Management also intends to convert approximately five restaurants during the fourth quarter of 2003 to the display cooking, lodge-look format. In certain markets, restaurants with the display cooking, lodge-look format, whether new or remodeled, are given the "Fire Mountain" brand name in order to differentiate them from the older Ryan's and other family steakhouses that have a more traditional format. Total 2003 capital expenditures are estimated at $74 million. The Company is currently concentrating its efforts on Company-owned Ryan's restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2004. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first nine months of 2003, the Company purchased 756,300 shares at an aggregate cost of $7.8 million. Through October 1, 2003, approximately 42.4 million shares, or 53% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $304.0 million. The Company has purchased an additional 570,500 shares since October 1, 2003 at an aggregate cost of $7.9 million. Management currently plans to additionally purchase up to approximately $9 million of its common stock during the remainder of 2003 if, in management's opinion, the share price is at an attractive level, subject to the continued availability of capital, the limitations imposed by the Company's credit agreements, applicable securities regulations and the other factors described in "Forward-Looking Information."

At October 1, 2003, the Company's outstanding debt consisted of $75 million of 9.02% senior notes, $100 million of 4.65% senior notes and a $100 million revolving credit facility of which $27 million was outstanding at that date. As noted above, after allowances for letters of credit and other items, there were approximately $63 million in funds available under the revolving credit facility. The Company's ability to draw on these funds may be limited by restrictions in the agreements governing both the senior notes and the revolving credit facility. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2003 or 2004.

Management believes that its current capital structure is sufficient to meet its 2003 and 2004 cash requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.

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

Asset Lives Property and equipment are recorded at cost, less accumulated depreciation. Buildings and land improvements are depreciated over estimated useful lives ranging from 25 to 39 years, and equipment is depreciated over estimated useful lives ranging from 3 to 20 years. Depreciation expense for financial statement purposes is calculated using the straight-line method. Management is responsible for estimating the initial useful lives and any revisions thereafter and bases its estimates principally on historical usage patterns of the assets. Material differences in the amount of reported depreciation could result if different assumptions were used.

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

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt under the Company's revolving credit facility (see "Liquidity and Capital Resources"). At October 1, 2003, there was $27 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended October 1, 2003 would have impacted interest expense by approximately $58,000 and net earnings by $37,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended October 1, 2003. The Company does not enter into financial instrument agreements for trading or speculative purposes.


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

                    PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

       In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various violations by Ryan's of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys are seeking collective-action status on this complaint. In October 2003, the presiding judge denied Ryan's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company has appealed this decision. Due to the evolving nature of this case, the potential financial impact to the Company's financial results cannot be estimated at this time. Accordingly, no accrual for a loss contingency has been made in the accompanying consolidated financial statements.

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

Item 6. Exhibits and Reports on Form 8-K.

       (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

          Exhibit # Description
          31.1    Section 302 Certification of Chief
                  Executive Officer

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

          On October 22, 2003, the Company filed a report on Form 8-K regarding the press release on the
          Company's financial results as of and for the quarter and nine months ended October 1, 2003.
                            SIGNATURES

      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 RYAN'S FAMILY STEAK HOUSES, INC.
                           (Registrant)



November 17, 2003        /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and
                         Chief Executive Officer



November 17, 2003        /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer and Assistant Secretary



November 17, 2003        /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Vice President-Accounting and
                         Corporate Controller