Form 10-K
period 2003-12-31
RYANS FAMILY STEAKHOUSES INC
filed 2004-03-15
CIK 355622

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-10943

Ryan’s Family Steak Houses, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	57-0657895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Lancaster Avenue Greer, South Carolina	29650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(864) 879-1000

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 20% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of July 2, 2003, was $573,505,000.

     The number of shares outstanding of the registrant’s Common Stock, $1.00 Par Value, was 42,226,000 at March 3, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K

Portions of Proxy Statement dated March 15, 2004	Part III

PART I

Item 1.	Business

General

      Ryan’s Family Steak Houses, Inc., the registrant (together with its subsidiaries, referred to hereafter as the “Company”), is a South Carolina corporation that owns and operates restaurants located principally in the southern and midwestern United States. At December 31, 2003, the Company owned and operated 312 Ryan’s restaurants. In addition, the Company owned and operated 22 Fire Mountain restaurants. A Fire Mountain restaurant offers a selection of foods similar to a Ryan’s restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. Therefore, in total, at December 31, 2003, the Company owned and operated 334 restaurants. In addition, at December 31, 2003, 18 Ryan’s restaurants were owned and operated by an unrelated third-party under a franchise agreement with the Company. The Company, headquartered in Greer, South Carolina, was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. It has no revenues or assets outside the U.S.

      The Company maintains an Internet website at www.ryansinc.com. This website offers free access to the Company’s press releases and filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.

      The following table indicates the number of Company-owned restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ended December 31, 2003:

	Restaurant	Total Open
Year	Openings, Net	at Year-End

1999	9	289
2000	12	301
2001	12	313
2002	11	324
2003	10	334

Restaurant Operations

      General. The Company’s restaurants are family-oriented restaurants serving a wide variety of foods from centrally located scatter bars known collectively as the Mega Bar® buffet, as well as grilled entrees such as charbroiled steaks, hamburgers, chicken and seafood. The Mega Bar® includes fresh and pre-made salad items, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature hot and fresh-from-the-oven cookies, brownies and other bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All restaurants also offer a variety of non-alcoholic beverages. All restaurants have their Mega Bars® in a scatter bar format. This format breaks the Mega Bar® into island bars for easier customer access and more food variety.

      The Company’s current restaurant design features a display-style cooking area that is in the dining room and very visible and easily accessible to customers. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go to the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plate. This format was first implemented during 2000, and at the end of 2003, 160 of the Company’s restaurants operated with the display cooking format. In 2004, all new restaurants will open with display cooking, and current plans call for the conversion of 25 to 30 Ryan’s restaurants to the display cooking format.

      Most of the Company’s restaurants are open seven days a week with typical hours of operation being 11:00 a.m. to 9:30 p.m. Sunday through Thursday and 11:00 a.m. to 10:30 p.m. Friday and Saturday. The

Company is implementing a program in which some of its restaurants, particularly new restaurants and restaurants that have been converted to the display cooking format, are closed on Mondays. All other hours of operation remain consistent with all other Company restaurants. At December 31, 2003, approximately 38% of the Company’s restaurants were on this program. Management believes that the Monday-closing program results in less manager turnover, better overall restaurant operations and no significant loss of restaurant sales.

      The average customer count per restaurant during 2003 was approximately 6,200 per week, and the average meal price per person was $7.66, including beverage. Management believes that the average table turns over every 30 to 45 minutes.

      Each Company-owned restaurant is located in a free-standing masonry building that is typically about 10,000 square feet. The interior of most restaurants generally contains two or three dining rooms with seating for approximately 400 customers in total, an area where customers both order and pay for their meals and a kitchen area. The focal points of the main dining room are the Mega Bar® and a bakery bar. In restaurants with display cooking, the display-style grill is prominently visible from where customers enter the restaurant. Parking lots at the restaurants vary in size, with available parking ranging from 125 to 200 cars.

      Restaurant Management and Supervision. The Company emphasizes standardized operating and control systems together with comprehensive recruiting and training programs in order to maintain food and service quality. In each restaurant, the management team typically consists of a general manager or operating partner (under the Operating Partner Program described below), a manager, an assistant manager and an associate manager. Management personnel begin employment at the manager trainee level and complete a formal four-week training program at the Company’s management training center in Greer, South Carolina prior to being placed in associate manager positions. All restaurant managers continue their training through various training manuals and classes developed by the Company.

      Each restaurant management team reports to a district manager or district partner (under the District Partner Program described below). Individuals in these positions normally oversee the operations of four to nine restaurants and report to one of eight regional directors or regional partners (under the Regional Partner Program described below), positions that may be at the Vice President level and, in every case, report to the Senior Vice President-Operations. Communication and support from all corporate office departments are designed to assist all restaurant supervisory personnel (collectively referred to as “Restaurant Supervision”) in responding promptly to local concerns.

      All restaurant managers and Restaurant Supervision participate in various incentive bonus programs. These individuals all participate in a bonus program that compares certain non-financial and financial measurements to pre-defined standards set by senior management (all measurements are collectively referred to hereafter as “Operations Standards”). General managers and managers are paid additional monthly bonuses based on the sales volumes of their individual restaurants with deductions for excess spending in key expense items. District managers are paid additional quarterly bonuses based principally on same-store sales, profitability and certain qualitative factors. Regional director bonuses are also paid quarterly and are based on the Operations Standards and certain qualitative factors.

      In 1997, the Company initiated an Operating Partner Program in order to provide general managers with an additional career path and an opportunity to share in the profitability of their stores. After being selected and upon a $10,000 investment in the Company’s common stock, a general manager is promoted to Operating Partner and then receives cash bonuses based on both the operating profit and profit improvement of the restaurant. The investment in the Company’s stock is made by each participant either by purchase in the open market or by the exercise of previously granted stock options with payment either from personal funds or through a loan program arranged by the Company with a commercial bank. At December 31, 2003, Operating Partners were managing 161 restaurants. The Company’s long-term goal is to have Operating Partners in approximately two-thirds of its restaurants.

      In 1999, the Company initiated a District Partner Program in order to reward top-performing district managers who were ready to assume additional responsibilities. After being selected and upon a $15,000 investment in the Company’s common stock (similar to the Operating Partner Program), a district manager is promoted to District Partner and then receives cash bonuses based on both the operating profit and profit improvement of the restaurants under his or her supervision. At December 31, 2003, there were 20 District

Partners supervising 141 restaurants. The Company’s goal is to have an additional five to seven District Partners in place at the end of 2004.

      In 2000, the Company initiated a Regional Partner Program in order to reward top-performing regional directors who had demonstrated the ability to assume additional responsibilities. After being selected and upon a $20,000 investment in the Company’s common stock (similar to the Operating Partner Program), a regional director is promoted to Regional Partner and then receives cash bonuses based on the overall profitability of the restaurants under his or her supervision. A Regional Partner’s compensation is also affected by same-store sales, “hidden shopper” (service feedback) scores, profit improvement and certain qualitative factors. At December 31, 2003, there was one Regional Partner supervising 55 restaurants.

      Advertising. The Company does not rely extensively on advertising, spending less than one percent of restaurant sales during each of the years 2003, 2002 and 2001 on advertising. The Company’s advertising efforts consisted principally of billboard advertising, newspaper ads and a store-level local marketing program. Local marketing focuses on building customer relationships through community involvement and may include activities such as sponsoring a youth sports team, providing a meeting place for organizations or providing food for a special community event. The emphasis is on building relationships at the restaurant level that lead to word-of-mouth advertising and, in turn, to increased restaurant sales.

      In 2004, current plans are to continue to emphasize billboard advertising, newspaper ads and the local marketing program. The Company reviews its overall marketing plans annually and may or may not utilize television or radio advertising in the future depending on various factors such as historical sales results from advertising, current and planned restaurant programs, current advertising cost levels and market penetration.

Expansion of Company-Owned Restaurants

      General. At December 31, 2003, the Company owned and operated 334 restaurants of which 312 were Ryan’s brand and 22 were Fire Mountain brand restaurants. During 2004, the Company plans to open 18 to 20 new Company-owned Fire Mountain restaurants, including five potential relocations. Target sites for these new restaurants are within or contiguous to the Company’s current 23-state operating area. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same market area. A relocation represents a redeployment of assets within a market. The following table summarizes the Company’s openings, closings, conversions (same site) and relocations during 2003, 2002 and 2001:

	2003	2002	2001

Ryan’s brand:
Beginning of year	322	312	301
New restaurants	9	13	10
Conversion to Fire Mountain	(16)	(1)	—
Relocations — opened	2	7	5
Relocations — closed	(3)	(7)	(4)
Closings	(2)	(2)	—

End of year	312	322	312

Fire Mountain brand:
Beginning of year	2	1	—
New restaurants	3	—	1
Conversion from Ryan’s	16	1	—
Relocations — opened	1	—	—
Relocations — closed	—	—	—
Closings	—	—	—

End of year	22	2	1

	2003	2002	2001

Total restaurants:
Beginning of year	324	313	301
New restaurants	12	13	11
Conversion to Fire Mountain — opened	16	1	—
Conversion from Ryan’s — closed	(16)	(1)	—
Relocations — opened	3	7	5
Relocations — closed	(3)	(7)	(4)
Closings	(2)	(2)	—

End of year	334	324	313

      Site Selection. The Company employs a real estate manager and uses in-house real estate representatives to locate potential new sites and to perform all preliminary site investigative work. Final approval is made by the Company’s executive management. Important factors in site selection include population, demographics, proximity to both business and residential areas, traffic count and site accessibility. Another factor in site selection for a Company-owned restaurant is its proximity to other Company-owned restaurants because this proximity improves the efficiency of the Company’s restaurant supervision, advertising programs and distribution network.

      Construction. The Company presently acts as the general contractor for the construction of all of its restaurants. The Company’s in-house architectural staff draws up the detailed construction plans that are used by subcontractors selected by a Company project manager to perform the actual construction work. In addition to selecting and scheduling subcontractors, a Company project manager also procures materials, if necessary, and provides general oversight of the construction project. A Company construction superintendent is on site during the construction of each restaurant and closely supervises the progress and workmanship of the project. New restaurants are generally completed approximately four to five months from the commencement of construction. The average cost of a new Ryan’s or Fire Mountain restaurant (land, building and equipment) constructed in 2003 was approximately $2.9 million.

      Restaurant Opening. When a new restaurant is opened, all restaurant management positions are staffed with personnel who have had prior management experience in another of the Company’s restaurants. Prior to opening, all staff personnel at the new location undergo one week of intensive training conducted by a new store opening team.

Franchising

      While the Company has granted Ryan’s franchises in the past, management has not actively pursued new franchisees in recent years in order to concentrate on the operation and development of Company-owned restaurants. Future consideration may be given to new franchisees proposing to operate in regions significantly outside of the Company’s existing or contemplated operating areas.

      The following table indicates the number of franchised restaurants closed each year, net of openings, and the total number of franchised restaurants open at each year-end during the 5-year period ending December 31, 2003:

	Net
	Restaurants	Total Open
Year	Closed	at Year-End

1999	(3)	23
2000	—	23
2001	—	23
2002	(1)	22
2003	(4)	18

      At December 31, 2003, the Company’s sole franchise agreement was with Family Steak Houses of Florida, Inc. (“FSH”) which, at that date, operated 18 Ryan’s restaurants in central and northern Florida.

FSH pays the Company a royalty rate equal to 4% of sales, as defined in the agreement. The franchise agreement with FSH was amended on December 17, 2003 so that over the following 18 months, FSH will either sell, close or convert to a non-affiliated brand its current Ryan’s restaurants, and the existing franchise relationship will be terminated by no later than June 30, 2005. The Company will continue to receive royalty fees on those restaurants operating under the Ryan’s brand through the termination date of the franchise agreement.

Sources and Availability of Raw Materials

      The Company has a centralized purchasing program which is designed to provide uniform product quality in all restaurants as well as reduced food, beverage and supply costs. The Company’s management establishes contracts for approximately 90% of its needs for food and other products from a variety of major suppliers under competitive terms. These contracts are then assigned to the Company’s third-party distributor, U.S. Foodservice (“USF”), which orders products for the Company’s restaurants. USF’s orders are based on restaurant-generated orders, historical usage patterns and usage estimates from the Company’s management. Purchases are delivered to one of three warehouses operated by USF, which in turn delivers products to the restaurants. Management does not believe that the Company is substantially dependent on the contract with USF. If the distribution contract with USF was terminated or not renewed, the Company believes that it could obtain comparably-priced distribution services from other national distribution companies, although a sudden, unexpected termination could cause a temporary increase in the Company’s supply costs and, potentially, a temporary disruption in distribution.

      The beef used by the Company is obtained from seven midwestern suppliers based on price and availability of product. To ensure against interruption in the flow of beef supplies due to unforeseen or catastrophic events, USF maintains up to eight weeks supply of beef at its warehouses. The remaining 10% of the Company’s products (principally fresh produce) are purchased locally by restaurant management. The Company believes that satisfactory sources of supply are generally available for all the items used regularly in its operations.

Working Capital Requirements

      Working capital requirements for continuing operations are not significant. The Company’s restaurant sales are primarily derived from cash sales, and inventories are purchased on credit and rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories.

Trademarks and Service Marks

      The Company has registered various trademarks and service marks, including “Ryan’s®”, “Ryan’s Family Steak House®”, “Mega Bar®” and “Fire Mountain®”, and their related designs with the United States Patent and Trademark Office. All trademarks and service marks have stated expiration dates ranging from September 2007 to June 2012. However, they are renewable for an unlimited number of additional 10-year terms at the option of the Company.

Competition

      The food service business is highly competitive and is often impacted by changes in the taste and eating habits of the public, economic and political conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of facilities are also important factors. The Company’s restaurants compete with many units operated or franchised by national, regional and local restaurant companies that offer steak or buffet-style meals. Although the Company believes that its price/value to its customers places it in an excellent competitive position, during the last few years many operators have upgraded their restaurants to more closely match the Ryan’s or Fire Mountain formats, particularly the Mega Bar® and, most recently, display cooking. The Company also competes with many specialty food outlets and other food vendors.

Seasonality

      The Company’s operations are subject to some seasonal fluctuations. Average sales per restaurant run approximately 5% less than the company-wide annual per-restaurant average during the first and fourth quarters and approximately 5% more than the company-wide annual average during the second and third quarters.

Research

      The Company maintains ongoing research programs relating to the development of new products and evaluation of marketing activities. The Company’s management staff includes a Director of Research and Development, whose responsibilities include enhancing and updating the Mega Bar® and grill selections. While research and development activities are important to the Company, past expenditures have not been and future expenditures are not expected to be material to the Company’s financial results.

Customers

      No material part of the Company’s business is dependent upon a single customer or a specific group of customers.

Regulation

      The Company is subject to licensing and regulation by health, sanitation, safety and fire agencies in the states and/or municipalities in which its restaurants are located. The Company’s restaurants are constructed to meet local and state building code requirements and are operated in material accordance with state and local regulations relating to the preparation and service of food. Generally the Company has not encountered significant obstacles to opening new restaurants as a result of difficulties or failures in obtaining the required licenses or approvals. However, more stringent or varied requirements of local and state governmental bodies could delay or prevent development of new restaurants in particular locations.

      The Company is subject to the Fair Labor Standards Act, which regulates matters such as minimum wage requirements, overtime and other working conditions, along with the Americans with Disabilities Act and various family leave mandates. A significant number of the Company’s restaurant team members are paid at the Federal minimum wage, and accordingly, legislated changes to the minimum wage affect the Company’s payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.50 to $6.65 per hour was introduced in the U.S. Senate in early 2003. Although the proposed legislation was not passed in 2003, it is likely that Congress will consider the issue in 2004. The Company has typically been able to increase menu prices to cover most of the payroll rate increases.

Environmental Matters

      While the Company is not aware of any federal, state or local environmental regulations that will materially affect its operations, earnings or competitive position or result in material capital expenditures, it cannot predict the impact of possible future legislation or regulation on its operations or the discovery of currently unknown conditions at any of its properties.

Employees

      At March 3, 2004, the Company employed approximately 22,600 persons, of whom approximately 22,300 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees (defined as working at least 30 hours per week) a competitive benefit package, which includes several health insurance plans, life insurance, vacation pay and a defined contribution retirement plan. All part-time employees are eligible to participate in certain health insurance plans and also receive vacation pay.

      None of the Company’s employees are represented by a union. The Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

      The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through either Company-operated or franchised restaurants. At December 31, 2003, the Company had no operations outside the continental United States.

Item 2.	Properties

      The Company owns substantially all of its restaurant properties, each of which is a free-standing masonry building of approximately 8,000 to 12,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 125 to 200 cars on sites of approximately 75,000 to 130,000 square feet. At December 31, 2003, all restaurant sites, except 17 properties under ground leases and one restaurant under an operating lease for the building and its underlying land, were owned by the Company.

      A listing of the number of the Company’s restaurant locations by state as of December 31, 2003 appears in the next paragraph. A detailed listing of restaurant locations may be obtained without charge by writing to the Company’s Corporate Secretary at its corporate office.

      As of December 31, 2003, the Company owned and operated 334 restaurants in 23 states as follows:

Alabama	20
Arkansas	9
Florida	4
Georgia	39
Illinois	11
Indiana	17
Iowa	4
Kansas	3
Kentucky	13
Louisiana	22
Maryland	1
Michigan	8
Mississippi	12
Missouri	19
North Carolina	23
Ohio	20
Oklahoma	5
Pennsylvania	3
South Carolina	32
Tennessee	27
Texas	25
Virginia	11
West Virginia	6

      The Company’s corporate offices consist of three office buildings (30,000, 16,000 and 2,000 square feet) and a 10,000 square foot warehouse facility, all of which are located in Greer, South Carolina. The office buildings (land and building) are owned by the Company. The warehouse facility is leased with annual renewal terms ending in October 2005.

      From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at December 31, 2003, six closed restaurant properties were offered for sale, and one restaurant property in operation was under contract to sell. The Company believes that the eventual disposition or non-disposition of all such properties will not materially affect its business or financial condition, taken as a whole.

Item 3.	Legal Proceedings

      In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs’ attorneys are seeking collective-action status on this complaint. In October 2003, the presiding judge denied the Company’s request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs’ attorneys. The Company has appealed this decision. As part of the appeal process, the presiding judge stayed the order regarding employee addresses. Due to the evolving nature of this case, the potential financial impact to the Company’s financial results cannot be estimated at this time. Accordingly, no accrual for a loss contingency has been made in the accompanying consolidated financial statements.

      In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these other actions should have a material adverse effect on the Company’s business or financial condition, taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The information regarding the quarterly market prices of the Company’s common stock for each quarterly period in the 2003 and 2002 fiscal years is set forth below. The common stock is listed on The Nasdaq Stock Market under the symbol RYAN. The Company has never paid cash dividends on its common stock and does not expect to pay such dividends in the foreseeable future. At March 3, 2004, the Company’s common stock was held by approximately 4,000 stockholders of record. The closing price quotation of the Company’s common stock on March 3, 2004 was $16.69 per share. The following table lists the high and low prices of the Company’s common stock for each quarter during 2003 and 2002:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003:
High	$12.06	13.99	14.56	15.98
Low	9.85	10.51	12.48	12.54
2002:
High	16.45	18.61	13.92	11.98
Low	13.87	12.75	10.40	10.05

      All amounts have been restated to reflect the 3-for-2 stock split in May 2002.

      As further described in Item 7A, the Company is party to long-term credit agreements that prohibit the payment of cash dividends but permit the payment of dividends solely in the Company’s common stock.

      The following table provides information on the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the number of securities remaining available for future issuance.

Equity Compensation Plan Information at Last Fiscal Year-End

(c)
Number of
	(a)		Securities
	Number of		Remaining Available
	Securities To Be	(b)	for Future Issuance
	Issued upon	Weighted-Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding Options,	(Excluding
	Options, Warrants	Warrants and Rights	Securities Reflected
Plan Category	and Rights (#)	($/Sh)	in Column(a))(#)

Equity compensation plans approved by security holders	4,414,000	9.01	3,133,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,414,000	9.01	3,133,000

Item 6.	Selected Financial Data

      The following table summarizes the Company’s selected historical consolidated financial information for each of the last five years. The selected financial information under the captions “Consolidated Statements of Earnings Data” and “Selected Other Consolidated Data” has been derived from the Company’s audited consolidated financial statements and internal records. This table should be read in conjunction with the Company’s other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this document.

FIVE-YEAR FINANCIAL SUMMARY

	2003	2002	2001	2000(a)	1999

	(In thousands, except earnings per share, ratios and
	number of Company-owned restaurants)
Consolidated Statements of Earnings Data
Restaurant sales	$805,009	773,817	745,163	704,624	664,681
Cost of sales:
Food and beverage	283,535	275,674	270,155	263,799	254,052
Payroll and benefits	253,152	241,420	226,950	212,108	196,847
Depreciation	32,503	30,226	30,238	27,668	26,456
Other restaurant expenses	112,872	104,337	101,406	90,051	82,823

Total cost of sales	682,062	651,657	628,749	593,626	560,178

General and administrative expenses	42,022	38,034	38,447	34,855	33,191
Interest expense	10,216	9,302	11,687	13,905	7,986
Royalties from franchised restaurants	(1,503)	(1,663)	(1,281)	(1,171)	(1,167)
Other income, net	(2,709)	(2,486)	(2,824)	(2,413)	(1,866)

Earnings before income taxes	74,921	78,973	70,385	65,822	66,359
Income taxes	25,098	28,588	25,339	23,839	24,742

Net earnings	$49,823	50,385	45,046	41,983	41,617

Earnings per share(b):
Basic	$1.18	1.15	0.98	0.85	0.74
Diluted	1.14	1.11	0.95	0.85	0.73
Weighted-average shares(b):
Basic	42,210	43,680	45,881	49,196	55,880
Diluted	43,754	45,518	47,519	49,643	56,811
Selected Other Consolidated Data
Working capital deficit	$(24,992)	(25,180)	(23,959)	(31,632)	(30,866)
Current ratio	0.5/1	0.5/1	0.5/1	0.3/1	0.3/1
Cash provided by operations	$94,512	82,431	84,944	79,509	75,349
Property and equipment additions	76,853	74,125	51,982	58,369	53,198
Total assets	651,689	613,079	583,129	556,061	525,827
Long-term debt	196,000	202,000	178,000	192,000	172,375
Purchase of common stock	18,464	51,950	22,322	43,758	41,315
Shareholders’ equity	356,940	320,481	316,754	282,429	283,393
Company-owned restaurants open at end of year	334	324	313	301	289

(a)	Indicates a 53-week period

(b)	All amounts have been restated to reflect the 3-for-2 stock split in May 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

      The Company’s principal business is the ownership and operation of family dining restaurants with grill/buffet formats under the “Ryan’s” and “Fire Mountain” brand names. At December 31, 2003, the Company operated 334 restaurants (312 Ryan’s brand and 22 Fire Mountain brand) in 23 states. The principal product for both brands is a self-service buffet, which features hand-carved and other meats, vegetables, pizza, soups, fresh and prepared salads, fruit, bakery products and soft-serve ice cream and yogurt. About one-half of the Ryan’s restaurants and all of the Fire Mountain restaurants also have the display cooking format, which involves a glass-enclosed grill and cooking area that extends into the dining room. At restaurants with the display cooking format, a variety of meats, such as steak, chicken and seafood, are grilled daily and available to customers as part of the buffet price. Plated, grilled entrée selections are also available at the Ryan’s restaurants without the display cooking format. Both brands are characterized by their friendly and attentive service and affordable prices.

      The Company’s revenues are derived principally from food and beverage sales at its restaurants. Sales are generally transacted in cash, checks or credit/debit cards. The latter item is essentially as liquid as cash as it is generally available for use by the Company within two days. Sales made on accounts receivable are not significant. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.

      Material opportunities for the Company focus on growing its restaurant base in a profitable manner and increasing sales at its existing restaurants. Management considers its store-level managers to be key factors in achieving both of these objectives and believes that controlled growth in the number of its restaurants at a rate of approximately 4% per year is optimal for training and maintaining strong store-level management teams. The Company also strengthens these teams by striving to keep the teams intact at each restaurant and by continuous training programs. Unit-level sales are also impacted by hourly staff training and local marketing programs. In addition, sales at existing Ryan’s restaurants have been favorably impacted by conversion to the display cooking format under the Fire Mountain name.

      Restaurant sales can be impacted by changes in personal income levels, changes in consumers’ preference for family dining and food safety concerns by consumers. In 2003, the average ticket, or sale, per customer at Ryan’s and Fire Mountain combined was $7.66. The Company’s restaurants are especially popular with families and senior citizens, and management strives to attract and retain these customer groups by serving good food at affordable prices. Management believes that this pricing policy helps the Company’s restaurants remain a favorable dining choice even when its customers undergo economic hardships.

      Management also recognizes the increase in restaurant choices for consumers and the growing popularity of casual-dining restaurants over the past ten years. The Ryan’s brand, which was started in 1978, has undergone many format changes over the years. About one-half of the Ryan’s restaurants have a traditional family steakhouse format, which is characterized by customers carrying their drinks and silverware to their tables and a la carte entrée selections that are available in addition to the buffet described above. The display cooking format is not available at these restaurants. The format in the other Ryan’s restaurants has been modified to feature display cooking, and drinks and silverware are brought to the tables by servers. The only menu selection available to customers is the buffet. The Fire Mountain brand incorporates the changes made to the modified Ryan’s and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. By providing more complete table service and surroundings that are more visually interesting, management believes that the Fire Mountain brand gives consumers an affordable alternative to other casual-dining concepts. Growth plans for the Ryan’s and Fire Mountain brands are described below in “Liquidity and Capital Resources”.

      Also, food safety concerns by consumers can affect sales. Accordingly, food safety is a top priority for the Company. Food vendors are held to the highest standards, and all store managers are certified and periodically recertified through the ServSafe® food safety training program, which was developed by the National Restaurant Association Educational Foundation and is administered by the Company’s in-house trainers.

      Sales and profit growth can be impacted if the Company cannot recruit and retain store managers. To meet this challenge, the Company pays competitive salaries and bonuses and, through its store growth, offers excellent opportunities for future promotions. In addition, many managers are on a rotating four-day weekly work schedule, and manager transfers are made only for special circumstances. The Company also offers an Operating Partner plan for qualified senior managers, who, upon invitation and then joining the plan, can stay in their respective restaurants for a five-year period. Operating Partners receive cash bonuses based on both the operating profit and profit improvement of their respective restaurants and also receive a deferred cash bonus at the end of the five-year period. At December 31, 2003, there were 161 Operating Partners in place, representing 48% of the Company’s restaurants at that date. The Company’s long-term goal is to have Operating Partners at approximately two-thirds of its restaurants.

      Principal risks to the Company’s sales and profit growth plans include unsuitable locations for new or existing restaurants, significant increases in product costs and ineffective controls over restaurant operating costs. Sites for new restaurants are evaluated using both demographic software and on-site visits. Consumer income, population density, traffic patterns and retail proximity are important factors used in site selection. Also, executive management visits and approves all sites prior to purchase. Existing sites are also periodically reviewed for long-term suitability, and restaurants may be relocated to new sites within the same market area if changing retail conditions have made an existing site unsuitable for long-term growth prospects. During 2003, the Company relocated three restaurants, resulting in average sales increases at the new sites in excess of 70% over the prior year. Significant increases in product costs may also adversely affect store-level profits. Fortunately, due to the wide variety of products offered at the restaurants, there are typically decreases in the cost of other products to offset many cost increases. Subject to competitive factors, menu price increases can be implemented to maintain profit levels. However, this step is normally taken as a last measure by the Company in order to maintain affordable pricing for its customers. Finally, the Company maintains strong cost controls supplemented by an incentive bonus system that rewards managers for good sales and cost containment performance. Food and payroll costs are measured weekly, and store-level profits provide the basis for certain bonus payments for store managers as well as for their related supervisory personnel.

Critical Accounting Policies

      Critical accounting policies are defined as those that have a significant impact on the Company’s financial statements and involve difficult or subjective estimates of future events by management. Management’s estimates could differ significantly from actual results, leading to possible significant adjustments to future financial results. The following policies are considered by management to involve estimates that most critically impact reported financial results.

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

Impairment of Long-Lived Assets

      Long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews restaurants for possible impairment if the restaurant has had cash flows of $50,000 or less in the aggregate over the previous 12 months or if it has been selected for relocation and the new site is under construction. For restaurants that will continue to be operated, the carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, over the remaining useful life of the restaurant. The estimate of future cash flows is based on management’s review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management’s knowledge of current and planned development near the restaurant site and on current market transactions. Each of these estimates is based on assumptions, such as with respect to future sales and costs, that may differ materially from actual results. If the carrying amount exceeds the sum of the estimated undiscounted future cash flows, the carrying value is reduced to the restaurant’s current fair value. If the decision has been made to close and sell a restaurant, the carrying value of that restaurant is reduced to its current fair value less costs to sell and is no longer depreciated.

Self-Insurance Liabilities

      The Company self-insures a significant portion of expected losses from its workers’ compensation, general liability and team member medical programs. See note 6 in the accompanying consolidated financial statements for the aggregate amount of these liabilities. For workers’ compensation and general liability claims, the portion of any individual claim that exceeds $250,000 is covered by insurance purchased by the Company. Accrued liabilities are recorded for the estimated, undiscounted future net payments, or ultimate costs, to settle both reported claims and claims that have been incurred but not reported. On a quarterly basis, management reviews claim values as estimated by a third-party claims administrator (“TPA”) and then adjusts these values for estimated future increases in order to record ultimate costs. Both current and prior years’ claims are reviewed because estimated claim values are frequently adjusted by the TPA as new information, such as updated medical reports or settlements, is received. Management reviews the relationship between historical claim estimates and payment history, overall number of accidents and historical claims experience in order to make an ultimate value estimate. For team member medical claims, the portion of any individual claim that exceeds $300,000 is covered by insurance purchased by the Company. Accruals are based on management’s review of historical claim experience. Unexpected changes in any of these factors could result in costs that are materially different than initially reported.

Net Earnings

      The following table presents items in the consolidated statements of earnings as a percentage of restaurant sales and the percentage change of the dollar amounts between years:

	Percentage of Restaurant Sales			Percentage Change

	2003	2002	2001	2003/2002	2002/2001

Restaurant sales	100.0%	100.0	100.0	4.0%	3.8

Cost of sales:
Food and beverage	35.2	35.6	36.2	2.9	2.0
Payroll and benefits	31.5	31.2	30.5	4.9	6.4
Depreciation	4.0	3.9	4.1	7.5	—
Other restaurant expenses	14.0	13.5	13.6	8.2	2.9

Total cost of sales	84.7	84.2	84.4	4.7	3.6

General and administrative expenses	5.2	4.9	5.2	10.5	(1.1)
Interest expense	1.3	1.2	1.6	9.8	(20.4)
Royalties from franchised restaurants	(0.2)	(0.2)	(0.2)	(9.6)	29.8
Other income, net	(0.3)	(0.3)	(0.4)	9.0	(12.0)

Earnings before income taxes	9.3	10.2	9.4	(5.1)	12.2
Income taxes	3.1	3.7	3.4	(12.2)	12.8

Net earnings	6.2%	6.5	6.0	(1.1)%	11.9

2003 Compared to 2002

      Total restaurant sales increased by $31.2 million, or 4.0%, to $805.0 million in 2003 from $773.8 million in 2002. The sales increase resulted principally from incremental sales, amounting to approximately $38.3 million, from new restaurants opened in 2003 and 2002, partially offset by an estimated $7.1 million loss in sales associated with the temporary closing of 27 stores for conversion to the display cooking format with a lodge-look exterior (see “Liquidity and Capital Resources”). Each such store was closed for approximately four to six weeks during the conversion process.

      Same-store sales for the year increased 0.1%. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores are included in the same-store sales calculation, provided that their underlying stores were operating for at least 18 months. Same-store sales and related factors in 2003 compared to 2002 and 2002 compared to 2001 were as follows:

Same-store	2003	2002

Sales	0.1%	(0.7)%
Customer count	(2.7)%	(4.5)%
Menu factor	2.8%	3.9%

Same-store sales during 2003 improved as the year progressed, ranging from down 4.2% during the first quarter to up 4.0% during the fourth quarter. Same-store customer counts also improved during 2003, with a 7.2% decline during the first quarter and a 0.8% increase during the fourth quarter. The menu factor principally represents year-over-year menu price increases.

      Management attributes this sales trend principally to an improving retail environment, the Company’s lodge-look conversions and the implementation of a store-level local marketing program. During 2003, 26 restaurants were reopened after their conversions to the display cooking format with a lodge-look exterior. Average same-store sales gains at these restaurants following their conversions were in excess of 15%. Implemented in April 2003, the Company’s local marketing program trains and encourages store management to get the Ryan’s and Fire Mountain brand names in front of potential customers through the use of both external merchandising and community marketing. While the impact from any company-wide marketing program is difficult to evaluate, there were sales gains during the year at the Ryan’s restaurants that had not been remodeled with the display cooking format, leading management to conclude that local marketing efforts were effective.

      During 2003, the Company opened 12 new and relocated three restaurants. All new restaurants in 2003 were opened with the display cooking format and lodge-look exterior and achieved first-year annualized sales volumes that averaged $3.5 million per restaurant. Five restaurants were closed during 2003, three of which were relocations. Management defines a relocation as a restaurant opened within 6 months after the closing of another restaurant in the same market area. A relocation generally results in an opening and a closing in the same year. Accordingly, at the end of 2003 and 2002, the Company owned and operated 334 and 324 restaurants, respectively.

      Total cost of sales increased 4.7% to $682.1 million in 2003 from $651.7 million in 2002. Such costs, as a percentage of sales, were 84.7% for 2003 and 84.2% for 2002. Thus, the Company’s operating margins at the restaurant level were 15.3% and 15.8% of sales in 2003 and 2002, respectively. These costs are presented in a tabular format in the “Net Earnings” section above and discussed more fully in the following paragraphs.

      Food and beverage costs decreased to 35.2% of sales in 2003 from 35.6% of sales in 2002 resulting principally from lower seafood, poultry and pork prices partially offset by higher beef costs. Menu price increases and an increased store-level focus by managers, particularly when beef prices were 30% higher during the fourth quarter of 2003, also contributed to lower food costs as a percent of sales. Beef prices have decreased during the first part of 2004, largely due to lower export demand resulting from a December 2003 occurrence of bovine spongiform encephalopathy (“Mad Cow” disease) in Washington state. Management estimates that 2004 beef prices will increase by approximately 5% over average 2003 levels. The Company has not seen any reduced demand for its steaks or other beef products by its customers.

      Payroll and benefits increased to 31.5% of sales in 2003 from 31.2% of sales in 2002 due to higher store management salaries and payroll tax expense, partially offset by well-controlled hourly labor costs. All other restaurant costs, including depreciation, increased to 18.0% of sales in 2003 compared to 17.4% of sales in 2002 due to higher natural gas, depreciation, store opening and local store advertising costs.

      General and administrative expenses increased to 5.2% of sales in 2003 from 4.9% of sales in 2002 due principally to higher 2003 performance-based bonuses.

      Interest expense amounted to $10.2 million in 2003 (1.3% of sales) compared to $9.3 million in 2002 (1.2% of sales). The Company’s weighted average interest rate was 5.5% for both 2003 and 2002. Interest expense in 2003 was impacted by an $8.1 million increase in average debt levels during 2003 as higher cash balances were maintained during much of the year due to the timing of payments related to the Company’s revolving credit facility (see “Liquidity and Capital Resources”).

      Royalties from franchised restaurants decreased to $1.5 million in 2003 from $1.7 million in 2002 due principally to Family Steak Houses of Florida (“FSH”), the Company’s sole franchisee, operating fewer stores in the current year. In December 2003, the Company and FSH amended their franchise agreement so that over the following 18 months, FSH will either sell, close or convert to a non-affiliated brand its current 18 Ryan’s restaurants, and the existing franchise relationship will be terminated by no later than June 30, 2005. Management plans to open Company-owned restaurants in FSH’s former territory, starting in 2005.

      Based upon the above changes to revenues and expenses, earnings before income taxes decreased to $74.9 million in 2003 from $79.0 million in 2002.

      The effective income tax rate for 2003 decreased to 33.5% compared to 36.2% in 2002 due to higher federal and state tax credits and lower state income tax expense based on revised estimates made during the fourth quarter of 2003. For 2004, management expects an effective income tax rate of around 33.8%, subject to the reauthorization of the Work Opportunity Tax Credit by the U.S. Congress. This credit expired on December 31, 2003 and has a 2% impact on the Company’s effective tax rate. This credit has been reauthorized in past years, and management believes that this year’s reauthorization is likely given the favorable impact the credit has on economically-disadvantaged individuals.

      Net earnings decreased to $49.8 million in 2003 (6.2% of sales) from $50.4 million in 2002 (6.5% of sales). Diluted weighted-average shares decreased by 3.9% to 43,754,000 in 2003 compared to 45,518,000 in 2002 due to the Company’s stock repurchase program. Accordingly, diluted earnings per share (“DEPS”) increased 2.7% to $1.14 in 2003 from $1.11 in 2002. All weighted-average shares and DEPS have been restated to reflect the Company’s 3-for-2 stock split in May 2002 (see “Stock Split”).

2002 Compared to 2001

      Total restaurant sales increased by $28.6 million, or 3.8%, to $773.8 million in 2002 from $745.2 million in 2001. Incremental sales from restaurants opened in 2002 and 2001 amounted to approximately $38.6 million and were partially offset by a 0.7% decrease in same-store sales. Same-store sales and related factors in 2002 compared to 2001 and 2001 compared to 2000 were as follows:

Same-store	2002	2001

Sales	(0.7)%	2.5%
Customer count	(4.5)%	(1.7)%
Menu factor	3.9%	4.0%

      Same-store sales in 2002 were up 1.0% during the first five months of the year and then became progressively weaker during the remaining seven months with an overall 1.7% decrease during that period. Same-store sales at restaurants with the Company’s traditional family steakhouse format and at those restaurants with the display cooking format showed a similar trend and ended the year with an overall 3.2% decrease and a 1.1% increase, respectively. Management attributed this sales trend principally to an overall weak economic environment that appeared to deteriorate during the year.

      During 2002, the Company opened 13 new and relocated seven restaurants. Accordingly, at the end of 2002 and 2001, the Company owned and operated 324 and 313 restaurants, respectively.

      Total cost of sales increased 3.6% to $651.7 million in 2002 from $628.7 million in 2001. Such costs, as a percentage of sales, were 84.2% for 2002 and 84.4% for 2001. Thus, the Company’s operating margins at the restaurant level were 15.8% and 15.6% of sales in 2002 and 2001, respectively. These costs are presented in a tabular format in the “Net Earnings” section above and discussed more fully in the following paragraph.

      Food and beverage costs decreased to 35.6% of sales in 2002 from 36.2% in 2001 resulting from menu price increases and lower seafood and pork prices, partially offset by higher soybean oil products and distribution costs. Payroll and benefits increased to 31.2% of sales in 2002 from 30.5% of sales in 2001 due to higher store management wages and workers’ compensation costs. All other restaurant costs, including depreciation, decreased to 17.4% of sales in 2002 compared to 17.7% of sales in 2001 due to lower natural gas and store closing costs. In 2001, store closing costs included approximately $1.2 million of additional depreciation charges associated with the closing of a leased property in January 2002.

      General and administrative expenses amounted to 4.9% of sales in 2002 and 5.2% of sales in 2001. Lower performance-based bonuses and manager recruiting costs were incurred during 2002.

      Interest expense amounted to $9.3 million in 2002 (1.2% of sales) compared to $11.7 million in 2001 (1.6% of sales). The decrease resulted from a decrease in the Company’s weighted average interest rate to 5.5% in 2002 from 7.2% in 2001. Debt levels increased by $24.0 million in 2002 as additional purchases of the Company’s common stock during 2002 made under the Company’s stock repurchase program decreased cash available for debt repayment purposes.

      Based upon the above changes to revenues and expenses, earnings before income taxes increased to $79.0 million in 2002 from $70.4 million in 2001.

      The effective income tax rate for 2002 increased to 36.2% compared to 36.0% in 2001 due to changes to various state tax laws and procedures.

      Net earnings increased to $50.4 million in 2002 (6.5% of sales) from $45.0 million in 2001 (6.0% of sales). Diluted weighted-average shares decreased by 4.2% to 45,518,000 in 2002 compared to 47,519,000 in 2001 due to the Company’s stock repurchase program. Accordingly, DEPS increased 16.8% to $1.11 in 2002 from $0.95 in 2001.

Liquidity and Capital Resources

      The Company’s principal source of liquidity is from its restaurants sales, which, as noted above, are primarily derived from cash, checks or credit/debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding sections, capital expenditures and share repurchases.

      A comparison of the Company’s sources and uses of funds for 2003 and 2002 follow (in millions):

	2003	2002	Change

Net cash provided by operating activities	$94.5	82.4	12.1
Net cash used in investing activities	(67.6)	(68.7)	1.1
Net cash used in financing activities	(20.9)	(24.4)	3.5

Net increase (decrease) in cash and cash equivalents	$6.0	(10.7)	16.7

      Net cash provided by operating activities increased due to a $7.5 million decrease in income tax payments resulting from larger differences between book and tax depreciation related to bonus depreciation rules and larger federal tax credits related principally to the Work Opportunity Tax Credit program. Other factors causing the operating cash increase include higher depreciation and amortization and higher accrued liabilities, both of which are related principally to the growth in the number of the Company’s restaurants in operation. At December 31, 2003, the Company’s working capital amounted to a $25.0 million deficit compared to a $25.2 million deficit at January 1, 2003. The Company does not anticipate any adverse effect from the current working capital deficit due to the significant and steady level of cash flow provided by operations.

      Net cash used in investing activities decreased by $1.1 million. Total capital expenditures increased to $76.9 million in 2003 from $74.1 million in 2002 due principally to higher land and remodeling expenditures. Proceeds from the sale of property and equipment increased by $3.8 million in 2003. These sales typically involve closed restaurant properties and excess land and occur on an irregular basis during any given year.

      During 2004, the Company plans to build and open 18 to 20 new restaurants, including five potential relocations, with an average unit cost (including land) of approximately $2.9 million. These restaurants will open with display cooking and a lodge-look exterior and will operate with the Fire Mountain brand name. Management also intends to remodel approximately 25 to 30 restaurants with these same features at an estimated total cost of $14 million. Each remodeled restaurant will operate as either a Ryan’s or a Fire Mountain based on the conditions of its particular market. Important factors for the branding decision include the historical sales and profit performance of the existing Ryan’s restaurant, the market’s competitive environment and management’s opinion of the market’s disposition towards the Ryan’s brand name. Total 2004 capital expenditures are estimated at $86 million. The Company is currently concentrating its efforts on Company-owned restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

      Net cash used in financing activities decreased by $3.5 million due principally to a $33.5 million decrease in share repurchases offset by a $30 million change in net borrowings. In addition to a $100 million repayment associated with the Company’s issuance of $100 million of 4.65% senior notes in July 2003, net borrowings under the Company’s revolving credit facility decreased by $6 million in 2003 compared to a $24 million increase in 2002.

      The Company began its stock repurchase program in March 1996 and is currently authorized to repurchase up to an aggregate 55 million shares of its common stock through December 2004. Through December 31, 2003, approximately 43.2 million shares, or 54% of total shares outstanding at the beginning of the repurchase program, had been purchased at an average cost of $7.28 per share, amounting to $314.6 million in total. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. The Company’s current credit agreements generally limit share repurchases to 50% of net earnings. Additional repurchases are allowed based on capital expenditure levels. Management intends to actively proceed with the repurchase program through 2004, subject to the continued availability of capital, the aforementioned limitations imposed by the credit agreements, applicable securities regulations and the other factors described in “Forward-Looking Information”.

      The Company’s contractual obligations at December 31, 2003 were as follows:

	Payments Due by Period (in millions)

		Less than 1			More Than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years

Due in fiscal year		2004	2005-2006	2007-2008	After 2008
Long-term debt	$196.0	—	58.6	66.0	71.4
Operating leases	8.9	1.3	2.2	1.7	3.7
Construction obligations	6.5	6.5	—	—	—

Total	$211.4	7.8	60.8	67.7	75.1

The Company’s long-term debt and operating leases are described in footnotes 3 and 5, respectively, of the accompanying consolidated financial statements. Construction obligations represent commitments for store construction ($5.5 million) and land purchases ($1.0 million). The Company has also entered into various contracts for food and other restaurant supply purchases that set pricing and product specifications, but do not specify any minimum purchase quantities.

      At December 31, 2003, the Company’s debt consisted of $75 million of 9.02% senior notes, $100 million of 4.65% senior notes and a $100 million revolving credit facility of which $21 million was outstanding. During 2003, the Company issued the 4.65% senior notes, using the proceeds to repay $100 million in borrowings under the revolving credit facility. At the same time, the maximum level of the revolving credit facility was reduced from $200 million to $100 million.

      After allowances for letters of credit and other items, there was approximately $68 million in funds available under the revolving credit facility at December 31, 2003. During 2004, management estimates that cash generated from operations will exceed the Company’s capital expenditure requirements and plans to use this excess cash for stock repurchases. Additional debt may be incurred in order to meet the Company’s share repurchase objectives. However, based on current projections and target debt levels, management estimates that no more than $10 million of additional borrowings during 2004 will be required.

      The Company’s ability to draw on these funds may be limited by restrictions in the agreements governing both sets of senior notes and the revolving credit facility. Management believes that, based on current plans, these restrictions will not impair the Company’s operations during 2004. The current revolving credit facility expires in January 2005, and management intends to refinance the facility during 2004. Based on preliminary discussions with banks, management believes that the facility will be refinanced in a manner that appropriately supports the Company’s current operations and growth plans. However, since final negotiations have not commenced, there can be no assurance that the refinancing will occur on anticipated terms or at all.

      Management believes that its current capital structure is sufficient to meet its 2004 requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.

Stock Split

      On May 1, 2002, the Company’s board of directors approved a 3-for-2 stock split of the Company’s common shares in the form of a 50% stock dividend. Accordingly, shareholders of record on May 15, 2002 received an additional common share for every two shares they held. The additional shares were distributed on May 29, 2002. All share and per share amounts in this annual report have been restated to reflect the stock split.

Legal Contingencies

      In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs’ attorneys are seeking collective-action status on this complaint. In October 2003, the presiding judge denied the Company’s request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs’ attorneys. The Company has appealed this decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. Due to the evolving nature of this case, the potential impact to the Company’s financial results cannot be estimated at this time. Accordingly, no accrual for a loss contingency has been made in the accompanying consolidated financial statements.

      In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these other actions should have a material adverse effect on the Company’s business or financial condition, taken as a whole.

New Accounting Pronouncements

      The following recent accounting pronouncements could potentially impact the Company’s financial results.

      The Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” in June 2001. SFAS 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company adopted this statement on January 2, 2003. The adoption of SFAS 143 has not had a material impact on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Obligations Associated with Disposal Activities,” which addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability be recognized for such costs only when the liability is incurred, which is in contrast to EITF 94-3, which requires the recognition of a liability upon the commitment to an exit plan. The statement is effective for exit or disposal activities that are initiated after December 31, 2002 and has not materially affected the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provision of this statement.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 addresses the requirements for financial statement disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize a liability upon issuing a guarantee for the fair value of the obligation. The Company will apply FIN 45 to any guarantees issued or modified after December 31, 2002. The impact to the Company’s financial results has been immaterial. The Company had no material guarantees at December 31, 2003.

      On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 3, 2003. The Company did not have any financial instruments within the scope of SFAS 150 at any time during 2003.

      In December 2003, the FASB revised Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. FIN 46 applies immediately to variable interest entities created, or in which the Company obtains an interest, after January 31, 2003, and became effective as of December 31, 2003 for all variable interest entities held by the Company prior to that date. Management has evaluated the impact of FIN 46 and does not expect it will have a material effect on the Company’s consolidated financial statements.

Impact of Inflation

      The Company’s operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company’s restaurant team members are paid at the Federal minimum wage and accordingly, legislated changes to the minimum wage affect the Company’s payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.50 to $6.65 per hour was introduced in the U.S. Senate in early 2003. Although the proposed legislation was not passed in 2003, it is likely that Congress will consider the issue in 2004. The Company is typically able to increase menu prices to cover most of the payroll rate increases.

      The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Sales prices were increased by 2.8% in 2003 and 3.9% in 2002.

Forward-Looking Information

      In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this annual report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company’s actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words “estimates”, “plans”, “anticipates”, “expects”, “intends”, “believes” and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company’s best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all relevant factors, the following could cause actual results to differ materially from expectations: general economic conditions including consumer confidence levels; competition; developments affecting the public’s perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; an adverse food safety event; weather fluctuations; interest rate fluctuations; stock market conditions; political environment (including acts of terrorism and wars); and other risks and factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission, including this Form 10-K. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company’s stock repurchase program during 2004 and future years depends upon the financial performance of the Company’s restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company’s loan agreements that govern both the senior notes and the revolving credit facility, and the maximum debt and share repurchase levels authorized by the Company’s Board of Directors.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The Company’s exposure to market risk relates primarily to changes in interest rates. On January 28, 2000, the Company obtained a $200 million revolving credit facility with several banks due in 2005, bearing interest at various floating interest rates plus a variable spread currently set at 1.375%. At the same time, a separate transaction involved the private placement of $75 million of senior notes due in 2008 with principal payments commencing in 2005, bearing interest at 9.02%. On July 25, 2003, the Company completed a private placement of $100 million of its 4.65% senior notes due 2013 with principal payments beginning in 2007, bearing interest at 4.65%. In connection with this transaction, the revolving credit facility’s credit limit was permanently reduced from $200 million to $100 million. All loans are secured by the stock of the Company’s wholly-owned subsidiaries.

      While the Company has entered into derivative financial instrument agreements in the past, there were no such agreements outstanding during the year ended December 31, 2003. The Company has never entered into financial instrument agreements for trading or speculative purposes.

      The following table presents information regarding the Company’s outstanding long-term debt based on total outstanding debt balances as of December 31, 2003. The contractually required principal repayments and their related average interest rates by maturity date are presented in the table. For the variable rate debt, average interest rate is based on the two-month London Interbank Offered Rate (“LIBOR”) at December 31, 2003 plus the current applicable margin of 1.375%. The applicable margin is subject to increase up to a maximum of 1.675% or decrease to a minimum of 0.875% in future years depending upon changes to the Company’s ratio of funded debt to EBITDA. The fair value of the variable rate debt approximates its carrying amount at December 31, 2003 due to the variable rate provisions of the related debt instruments. During 2003, the variable rate debt had an average interest rate of 2.8%. The fair value of the fixed rate debt is based on borrowing rates available to the Company for notes with similar terms and average maturities at December 31, 2003.

	As of December 31, 2003 Expected Maturity Dates

						There-		Fair
Liabilities (dollars in millions)	2004	2005	2006	2007	2008	after	Total	Value

Long-term debt:
Variable rate	—	$21.0	—	—	—	—	21.0	21.0
Average interest rate	2.5%	2.5%	—	—	—	—	2.5%
Fixed rate — 2000 senior notes	—	$18.8	18.8	18.7	18.7	—	75.0	86.3
Average interest rate	9.0%	9.0%	9.0%	9.0%	9.0%	—	9.0%
Fixed rate — 2003 senior notes	—	—	—	$14.3	14.3	71.4	100.0	97.7
Average interest rate	4.7%	4.7%	4.7%	4.7%	4.7%	4.7%	4.7%

Item 8.	Financial Statements and Supplementary Data

Ryan’s Family Steak Houses, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Consolidated Statements of Earnings for the Years Ended December 31, 2003, January 1, 2003 and January 2, 2002	21
Consolidated Balance Sheets as of December 31, 2003 and January 1, 2003	22
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, January 1, 2003 and January 2, 2002	23
Notes to Consolidated Financial Statements	24
Independent Auditors’ Report	34

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended

	December 31,	January 1,	January 2,
	2003	2003	2002

	(In thousands, except earnings per share)
Restaurant sales	$805,009	773,817	745,163

Cost of sales:
Food and beverage	283,535	275,674	270,155
Payroll and benefits	253,152	241,420	226,950
Depreciation	32,503	30,226	30,238
Other restaurant expenses	112,872	104,337	101,406

Total cost of sales	682,062	651,657	628,749

General and administrative expenses	42,022	38,034	38,447
Interest expense	10,216	9,302	11,687
Royalties from franchised restaurants	(1,503)	(1,663)	(1,281)
Other income, net	(2,709)	(2,486)	(2,824)

Earnings before income taxes	74,921	78,973	70,385
Income taxes	25,098	28,588	25,339

Net earnings	$49,823	50,385	45,046

Earnings per share:
Basic	$1.18	1.15	0.98
Diluted	1.14	1.11	0.95
Weighted-average shares:
Basic	42,210	43,680	45,881
Diluted	43,754	45,518	47,519

See accompanying notes to consolidated financial statements.

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2003	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,617	2,654
Receivables	4,293	5,010
Inventories	5,648	5,119
Prepaid expenses	1,758	1,266
Income taxes receivable	—	2,739
Deferred income taxes	5,150	4,676

Total current assets	25,466	21,464

Property and equipment:
Land and improvements	154,528	144,859
Buildings	449,561	413,700
Equipment	252,611	231,244
Construction in progress	25,789	29,245

	882,489	819,048
Less accumulated depreciation	264,339	234,627

Net property and equipment	618,150	584,421

Other assets	8,073	7,194

Total assets	$651,689	613,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,580	8,670
Income taxes payable	1,288	—
Accrued liabilities	42,590	37,974

Total current liabilities	50,458	46,644

Long-term debt	196,000	202,000
Deferred income taxes	42,824	39,375
Other long-term liabilities	5,467	4,579

Total liabilities	294,749	292,598

Shareholders’ equity:
Common stock of $1.00 par value; authorized 100,000,000 shares; issued 41,843,000 in 2003 and 42,745,000 in 2002	41,843	42,745
Additional paid-in capital	1,412	2,066
Retained earnings	313,685	275,670

Total shareholders’ equity	356,940	320,481

Commitments and contingencies

Total liabilities and shareholders’ equity	$651,689	613,079

See accompanying notes to consolidated financial statements.

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 31,	January 1,	January 2,
	2003	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings	$49,823	50,385	45,046
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,445	31,644	31,956
Gain on sale of property and equipment	(150)	(28)	(518)
Tax benefit from exercise of stock options	1,412	1,784	3,195
Deferred income taxes	2,975	8,328	549
Decrease (increase) in:
Receivables	717	(204)	(1,175)
Inventories	(529)	(28)	(6)
Prepaid expenses	(492)	(450)	4
Income taxes receivable	2,739	(2,739)	—
Other assets	(1,130)	(528)	(59)
Increase (decrease) in:
Accounts payable	(2,090)	(2,532)	2,179
Income taxes payable	1,288	(3,238)	(25)
Accrued liabilities	4,616	(629)	2,817
Other long-term liabilities	888	666	981

Net cash provided by operating activities	94,512	82,431	84,944

Cash flows from investing activities:
Proceeds from sale of property and equipment	9,240	5,467	6,179
Capital expenditures	(76,853)	(74,125)	(51,982)

Net cash used in investing activities	(67,613)	(68,658)	(45,803)

Cash flows from financing activities:
Proceeds from issuance of senior notes	100,000	—	—
Debt issuance costs	(160)	—	—
Net proceeds from (repayment of) revolving credit facility	(106,000)	24,000	(14,000)
Proceeds from stock options exercised	3,688	3,508	8,406
Purchase of common stock	(18,464)	(51,950)	(22,322)

Net cash used in financing activities	(20,936)	(24,442)	(27,916)

Net increase (decrease) in cash and cash equivalents	5,963	(10,669)	11,225
Cash and cash equivalents — beginning of period	2,654	13,323	2,098

Cash and cash equivalents — end of period	$8,617	2,654	13,323

Supplemental disclosure
Cash paid during the year for:
Interest, net of amount capitalized	$9,914	8,794	11,783
Income taxes	17,262	24,784	21,786

See accompanying notes to consolidated financial statements.

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of Business and Summary of Significant Accounting Policies

      Ryan’s Family Steak Houses, Inc. operates a chain of 334 Company-owned restaurants (as of December 31, 2003) located principally in the southern and midwestern United States and receives franchise royalties from an unrelated third-party franchisee that operates 18 restaurants (as of December 31, 2003) in Florida. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982.

      Consolidation. The consolidated financial statements include the financial statements of Ryan’s Family Steak Houses, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year. The Company’s fiscal year ends on the Wednesday nearest December 31, resulting in years of either 52 or 53 weeks. Each of the years ended December 31, 2003, January 1, 2003 and January 2, 2002 consists of 52 weeks.

      Restaurant Sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Restaurant sales are recognized upon delivery of services. Proceeds from the sale of gift certificates are deferred and recognized as revenue as they are redeemed.

      Franchise Royalties. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis. In the event that the franchisee experiences payment difficulties or, in management’s opinion, may be susceptible to such difficulties, franchise royalties may be recognized as income on the cash basis.

      Other Income. Other income consists principally of cash receipts from vending machines located in the Company’s restaurants, management’s estimate of abandoned gift certificates, the net gain on sale of assets not subject to impairment and sales tax filing discounts.

      Cash and Cash Equivalents. Cash and cash equivalents include cash and short-term investments with initial maturities of three months or less that are stated at cost which approximates market value.

      Inventories. Inventories consist of menu ingredients and restaurant supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated principally on the straight-line method over the following estimated useful lives: buildings and land improvements — 25 to 39 years and equipment — 3 to 20 years. Buildings and land improvements on leased property are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

      The Company’s long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired, an impairment loss is recognized equal to the amount by which the carrying amount of the asset exceeds its fair value. Assets to be sold are reported at the lower of carrying amount or fair value less costs to sell.

      Other Assets. Other assets consist principally of long-term receivables, cash surrender values of life insurance policies, unamortized debt issuance costs and a long-term prepayment of land rent.

      Derivative Financial Instruments. The Company has used derivative financial instruments in the past to reduce its exposure to interest rate fluctuations. The Company does not enter into financial instrument agreements for trading or speculative purposes. There were no derivative financial instrument agreements outstanding during the periods presented.

      Self-Insurance Liabilities. The Company self-insures a significant portion of expected losses under its workers’ compensation, general liability and team member medical programs. Accrued liabilities have been recorded based on the Company’s estimates of the ultimate costs to settle reported claims and claims that have been incurred but not reported.

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Stock Split. On May 1, 2002, the Company’s board of directors approved a 3-for-2 stock split of the Company’s common shares in the form of a 50% stock dividend. Shareholders of record on May 15, 2002 received an additional common share for every two shares they held. The additional shares were distributed on May 29, 2002. All share and per share amounts in the accompanying financial statements have been restated to reflect the stock split.

      Stock Options. As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock option plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No compensation cost has been recognized for stock-based compensation in consolidated net earnings for the periods presented, as all options granted under the Company’s stock option plans had exercise prices equal to the market value of the underlying common stock on the date of the grant. Had the Company determined compensation cost based on the fair value recognition provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	2003	2002	2001

	(In thousands, except earnings per share)
Net earnings, as reported	$49,823	50,385	45,046
Less total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,486)	(1,472)	(1,791)

Pro forma net earnings	$48,337	48,913	43,255

Earnings per share:
Basic:
As reported	$1.18	1.15	0.98
Pro forma	1.15	1.12	0.94
Diluted:
As reported	1.14	1.11	0.95
Pro forma	1.10	1.07	0.91

      Earnings Per Share. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents which arise from the hypothetical exercise of outstanding stock options using the treasury stock method.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications did not affect either the prior years’ net earnings or shareholders’ equity.

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Income Taxes

      Income tax expense for the years ended December 31, 2003, January 1, 2003 and January 2, 2002, consists of:

	2003	2002	2001

	(In thousands)
Current:
U.S. Federal	$20,853	18,069	22,452
State and local	1,270	2,191	2,338

Total current	22,123	20,260	24,790

Deferred:
U.S. Federal	3,909	7,673	496
State and local	(934)	655	53

Total deferred	2,975	8,328	549

Total income taxes	$25,098	28,588	25,339

      Income taxes differ from the amounts computed by applying the U.S. Federal statutory corporate rate of 35 percent to earnings before income taxes as follows:

	2003	2002	2001

	(In thousands)
Tax at Federal statutory rate	$26,222	27,641	24,635
Increase (decrease) in taxes due to:
State income taxes, net of Federal income tax benefit	218	1,850	1,554
Federal tax credits	(2,413)	(1,697)	(1,397)
Other	1,071	794	547

Total income taxes	$25,098	28,588	25,339

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and January 1, 2003 are presented in the following table:

	2003	2002

	(In thousands)
Deferred tax assets:
Self-insurance liabilities	$4,550	4,044
Deferred compensation	2,214	1,871
Other	599	632

Total gross deferred tax assets	7,363	6,547
Less valuation allowance	—	—

Net deferred tax assets	7,363	6,547

Deferred tax liabilities:
Building and equipment	(45,037)	(41,246)

Total gross deferred tax liabilities	(45,037)	(41,246)

Net deferred taxes	$(37,674)	(34,699)

      The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2003 or January 1, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment and, accordingly, believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2003.

Note 3.     Long-Term Debt

      Long-term debt at December 31, 2003 and January 1, 2003 consists of the following:

	2003	2002

	(In thousands)
Revolving credit facility with banks due January 2005, with weighted average interest of 2.56% at December 31, 2003; secured by the common stock of the Company’s wholly-owned subsidiaries	$21,000	127,000
Senior notes payable bearing interest at 9.02%; payable in annual installments of $18,750,000 commencing January 2005, final installment due January 2008; secured by the common stock of the Company’s wholly-owned subsidiaries	75,000	75,000
Senior notes payable bearing interest at 4.65%; payable in annual installments of $14,285,714 commencing July 2007, final installment due July 2013; secured by the common stock of the Company’s wholly-owned subsidiaries	100,000	—

	196,000	202,000
Less current installments	—	—

Total long-term debt	$196,000	202,000

      The revolving credit facility is a $100 million facility with $68 million of available borrowings at December 31, 2003 and bears interest at various floating interest rates plus a variable spread that ranges from 0.875% to 1.625%. Interest is paid at least quarterly and is generally based on the London Interbank Offered Rate. Unused fees ranging from 0.225% to 0.375% of the average unused portion of the facility are also paid quarterly. The variable spread and the unused fee rate were 1.375% and 0.325%, respectively, at December 31, 2003. Both percentages are based on the ratio of funded debt to EBITDA and are subject to adjustment quarterly. The facility was reduced in July 2003 from $200 million to $100 million in connection with the issuance of the 4.65% senior notes. The revolving credit facility also includes a $20 million subfacility for letters of credit of which approximately $10 million was outstanding at December 31, 2003. The Company uses letters of credit principally for self-insurance purposes.

      Interest payments related to the senior notes are made semiannually for the 9.02% notes and quarterly for the 4.65% notes. Both of the senior note agreements allow the Company to make either partial or total prepayments of principal, subject to a specified “make-whole” premium.

      The loan agreements contain minimum net worth requirements and maximum leverage ratios as well as restrictions on future stock repurchases, dividends, capital expenditures, investments and sales of assets. As of December 31, 2003, the Company was in compliance with all covenants under the loan agreements and exceeded the most restrictive minimum net worth requirement by $45.7 million.

      The aggregate amount of installments due on long-term debt for each of the following years subsequent to December 31, 2003 are as follows: $0 in 2004; $39.8 million in 2005; $18.8 million in 2006; $33.0 million in 2007; $33.0 million in 2008; and thereafter, $71.4 million.

      The fair value of the revolving credit facility approximates its carrying amount as of December 31, 2003 and January 1, 2003 due to its variable interest rate provisions. Based on the borrowing rates available to the

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company for notes with similar terms and average maturities, the fair and book values of the 9.02% and the 4.65% senior notes at December 31, 2003 follow:

	Fair	Book
	Value	Value

	(In thousands)
9.02% senior notes	$86,300	75,000
4.65% senior notes	97,700	100,000

Note 4.     Interest Cost

      The Company capitalizes interest cost as a component of the cost of new restaurant construction. A summary of interest cost incurred follows:

	2003	2002	2001

	(In thousands)
Interest cost capitalized	$1,676	2,031	2,813
Interest cost charged to income	10,216	9,302	11,687

Total interest cost incurred	$11,892	11,333	14,500

Note 5.     Leases

      The Company leases 17 restaurant sites under noncancelable operating leases with initial terms that expire over the next 1 to 10 years. The Company is also a party to one noncancelable operating lease for a restaurant building and its underlying land with an initial term that expires in 18 years. These leases contain renewal options for periods ranging from 10 to 30 years and require the Company to pay all executory costs such as property taxes, utilities and insurance. Rental payments are based on contractual amounts as set forth in the lease agreements and do not include any contingent rentals. The Company also leases dishwashing equipment at certain restaurants under agreements with five-year terms that are cancelable by the Company after the first 12 months. Total rental expense for operating leases amounted to $2,455,000 in 2003, $2,488,000 in 2002 and $2,133,000 in 2001. Future lease payments under the noncancelable operating leases as of December 31, are:

(In thousands)

Year End:
2004	$1,330
2005	1,134
2006	1,078
2007	948
2008	728
Later years, through 2021	3,705

Future lease payments	$8,923

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.     Accrued Liabilities

      Accrued liabilities consist of the following:

	2003	2002

	(In thousands)
Self-insurance liabilities	$12,932	11,261
Accrued compensation	10,938	9,646
Accrued taxes (other than income)	7,976	7,107
Accrued interest	3,879	3,577
Outstanding gift certificates	3,134	2,677
Accrued team member benefits	1,028	1,100
Accrued utility costs	734	918
Other accrued expenses	1,969	1,688

Total accrued liabilities	$42,590	37,974

Note 7.     Shareholders’ Equity

      The components of shareholders’ equity are as follows:

	$1 Par Value	Additional	Retained
	Common Stock	Paid-in Capital	Earnings

	(In thousands)
Balances at January 3, 2001	$46,788	—	235,641

Net earnings	—	—	45,046
Issuance of common stock under Stock Option Plans	1,659	6,747	—
Tax benefit from exercise of nonqualified stock options	—	3,195	—
Purchases of common stock	(2,631)	(4,900)	(14,791)

Balances at January 2, 2002	45,816	5,042	265,896

Net earnings	—	—	50,385
Issuance of common stock under Stock Option Plans	645	2,863	—
Tax benefit from exercise of nonqualified stock options	—	1,784	—
Purchases of common stock	(3,716)	(7,623)	(40,611)

Balances at January 1, 2003	42,745	2,066	275,670

Net earnings	—	—	49,823
Issuance of common stock under Stock Option Plans	614	3,074	—
Tax benefit from exercise of nonqualified stock options	—	1,412	—
Purchases of common stock	(1,516)	(5,140)	(11,808)

Balances at December 31, 2003	$41,843	1,412	313,685

      The Company’s Board of Directors has authorized the repurchase of up to 55 million shares of the Company’s common stock through December 2004. At December 31, 2003, approximately 43.2 million shares

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had been purchased at an aggregate cost of $314.6 million since the beginning of the program in March 1996. Future repurchase transactions will be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors.

      On January 26, 1995, the Board of Directors adopted a Shareholder Rights Agreement (the “Agreement”) and declared a dividend of one Common Stock Purchase Right (a “Right”) for each outstanding share of common stock to shareholders of record on February 10, 1995. Such Rights only become exercisable ten business days after (i) a public announcement that a person or group, except for certain exempt persons specified in the Agreement, (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the Company’s common stock; or (ii) a person or group commences or publicly announces its intention to commence a tender or exchange offer for an amount of the Company’s common stock that would result in the ownership by such person or group of 15% or more of the common stock.

      Each Right may initially be exercised to acquire a one-half share of the Company’s common stock at an exercise price of $16.67, subject to adjustment. Thereafter, upon the occurrence of certain events specified in the Agreement (for example, if the Company is the surviving corporation of a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire upon exercise common stock having a market value of twice the exercise price of the Rights. Alternatively, upon the occurrence of certain other events specified in the Agreement (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the Rights would entitle holders other than the Acquiring Person to acquire upon exercise common stock of the acquiring company having a market value of twice the exercise price of the Rights.

      The Rights may be redeemed by the Company at a redemption price of $.001 per Right at any time prior to the tenth business day following public announcement that a 15% position has been acquired and before the final expiration date of the Rights. After the redemption period has expired, the Company’s right of redemption may be reinstalled under certain circumstances outlined in the Agreement. The Rights will expire on February 10, 2005.

Note 8.     Team Member Retirement Plans

      The Company maintains a defined contribution retirement plan, which covers all team members who have at least one year of service and have attained 21 years of age. Participating team members may contribute from 1% to 15% of their compensation to the plan with the first 6% of compensation matched by the Company at a 40% rate. The Company’s match for participants with 20 or more years of service increases to 100%. All plan assets are invested in a nationally recognized family of mutual funds. Retirement plan expense, including administrative costs, amounted to $1,597,000 in 2003, $1,585,000 in 2002 and $1,439,000 in 2001.

      Officers, certain key executives and certain corporate and restaurant-level managers may also participate in one of two nonqualified deferred compensation plans maintained by the Company. These plans provide benefits to the participants or their designated beneficiaries at specified future dates or upon the termination of employment or death. Subject to plan limitations, participants can defer a substantial portion of their compensation and receive a matching contribution comparable to the Company’s defined contribution retirement plan. Participant deferrals and any related Company contributions are credited to the participants’ deferred compensation accounts. Participants can select from a variety of investment options, and investment earnings are credited to their accounts. The Company informally funds its liability to the participants through the use of Company-owned life insurance contracts. The Company has the right to amend or terminate the plans. The amount of expense related to the deferred compensation plans was $315,000 in 2003, $404,000 in 2002 and $209,000 in 2001. Outstanding balances under the plans amounted to $3,614,000 at December 31, 2003 and $2,505,000 at January 1, 2003 and are included in other long-term liabilities in the accompanying balance sheets.

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Stock Option Plan

      In 2002, the Company’s shareholders approved a stock option plan (“Plan”) pursuant to which the Company’s Board of Directors may grant options to officers and team members. The Plan authorized grants of options to purchase up to 3,600,000 shares of authorized but unissued common stock. Under the terms of the Plan, which expires in 2012, a committee of non-employee directors has the authority to determine the eligibility, tax treatment, term, vesting period and exercise price. The Plan provides for a maximum ten-year life for 900,000 of the option shares and a maximum seven-year life for the remaining 2,700,000 option shares. Officer grants have vesting periods that generally do not exceed six months. Options granted to other team members typically vest pro-rata over four years. In addition, the Plan states that the exercise price of an option cannot be less than the fair market value, based on the closing market price, of the Company’s common stock on the day of the grant. The Plan also provides for option grants to Board members at a fixed amount of 5,000 shares per director granted annually on October 31 with an exercise price equal to that day’s closing market price. Options granted to Board members have vesting periods that generally do not exceed six months. At December 31, 2003, there were 2,652,000 shares available for grant under the Plan and another 481,000 shares available for grant under a predecessor plan. Options granted under the predecessor plan have terms generally similar to the current Plan, except that all options under the predecessor plan have a maximum ten-year life.

      A summary of the status of the Company’s current and predecessor stock option plans as of December 31, 2003, January 1, 2003 and January 2, 2002 and changes during the years ended on those dates is presented below:

	2003		2002		2001

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(Shares in thousands)
Outstanding at beginning of year	4,592	$8.10	4,728	$7.41	5,564	$5.78
Granted	731	12.72	773	10.68	1,266	11.67
Exercised	(614)	6.85	(645)	5.95	(1,802)	5.61
Forfeited	(295)	8.31	(264)	8.43	(300)	6.07

Outstanding at end of year	4,414	9.01	4,592	8.10	4,728	7.41

Exercisable at year-end	2,851		2,792		2,709

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-Average

Range of Exercise	Number Outstanding	Remaining		Number Exercisable	Weighted-Average
Prices	at 12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price

	(Shares in thousands)
$4 to $6	1,187	4.9 years	$5.04	1,048	$5.03
$6 to $9	868	5.5	7.02	868	7.02
$9 to $11	674	6.7	10.37	332	10.30
$11 to $18	1,685	7.8	12.30	603	12.03

$4 to $18	4,414	6.4	9.01	2,851	7.73

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The per share weighted-average fair values of stock options issued during 2003, 2002 and 2001 were $3.41, $3.82 and $3.88, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	3.3%	3.3%	4.0%
Expected life (years)	5.1	5.2	5.2
Expected volatility	.22	.34	.29
Expected dividend yield	0%	0%	0%

Note 10.	Earnings Per Share

      Basic and diluted earnings per share (“EPS”) are calculated as follows:

		2003	2002	2001

		(In thousands, except earnings per share)
Net earnings	a	$49,823	50,385	45,046

Weighted-average common shares	b	42,210	43,680	45,881
Stock options		1,544	1,838	1,638

Adjusted weighted-average common shares	c	43,754	45,518	47,519

Basic EPS	a/b	$1.18	1.15	0.98
Diluted EPS	a/c	1.14	1.11	0.95

      In order to prevent antidilution, outstanding stock options to purchase 3,000 shares in 2003 and 1.1 million shares of common stock in 2002 were not included in the computation of diluted EPS. No such antidilutive stock options were outstanding in 2001.

Note 11.     Quarterly Consolidated Financial Data (Unaudited)

      Quarterly consolidated financial results for 2003 and 2002 are summarized as follows:

	Quarter

	First	Second	Third	Fourth	Total Year

	(In thousands, except earnings per share)
2003:
Restaurant sales	$193,192	208,504	205,686	197,627	805,009
Restaurant operating profit(a)	29,831	34,201	29,733	29,182	122,947
Net earnings	12,098	14,329	10,997	12,399	49,823
Earnings per share:
Basic	$0.28	0.34	0.26	0.30	1.18
Diluted	0.28	0.33	0.25	0.28	1.14

RYAN’S FAMILY STEAK HOUSES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter

	First	Second	Third	Fourth	Total Year

	(In thousands, except earnings per share)
2002:
Restaurant sales	$193,570	201,027	194,115	185,105	773,817
Restaurant operating profit(a)	30,882	35,155	29,190	26,933	122,160
Net earnings	13,421	15,426	11,527	10,011	50,385
Earnings per share:
Basic	$0.30	0.35	0.27	0.23	1.15
Diluted	0.28	0.34	0.26	0.23	1.11

(a)	Restaurant operating profit is calculated as restaurant sales less cost of sales.

Note 12.     Disclosures About the Fair Value of Financial Instruments

      The Company’s significant financial instruments are cash and cash equivalents, receivables, notes payable, accounts payable, accrued liabilities and long-term debt. Except for long-term debt, the fair values of these financial instruments approximate their carrying values due to their short maturities. The fair value of the long-term debt is discussed in Note 3.

Note 13.     Legal Contingencies

      In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs’ attorneys are seeking collective-action status on this complaint. In October 2003, the presiding judge denied the Company’s request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs’ attorneys. The Company has appealed this decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. Due to the evolving nature of this case, the potential impact to the Company’s financial results cannot be estimated at this time. Accordingly, no accrual for a loss contingency has been made in the accompanying consolidated financial statements.

      In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these other actions should have a material adverse effect on the Company’s business or financial condition, taken as a whole.

Independent Auditors’ Report

The Board of Directors and Shareholders

Ryan’s Family Steak Houses, Inc.:

      We have audited the accompanying consolidated balance sheets of Ryan’s Family Steak Houses, Inc. and subsidiaries as of December 31, 2003 and January 1, 2003 and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryan’s Family Steak Houses, Inc. and subsidiaries as of December 31, 2003 and January 1, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

January 30, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in its Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      During the fourth quarter of 2003, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to affect, those controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required under this item is incorporated by reference to the Ryan’s Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004 under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required under this item is incorporated by reference to the Ryan’s Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004 under the headings “Election of Directors — Compensation of Directors”, “Executive Compensation and Other Information”, “Report of the Compensation Committee” and “Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required under this item is incorporated by reference to the Ryan’s Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004 under the headings “Election of Directors”, “Certain Beneficial Owners of Common Stock” and “Executive Officers.”

Item 13.	Certain Relationships and Related Transactions

      The information required under this item is incorporated by reference to the Ryan’s Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004 under the headings “Election of Directors” and “Executive Compensation and Other Information — Deferred Compensation — Salary Continuation Agreement.”

Item 14.	Principal Accountant Fees & Services

      The information required under this item is incorporated by reference to the Ryan’s Family Steak Houses, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004 under the headings “Ratification of Appointment of Independent Auditors — Fees Paid to Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1-2 The Company’s consolidated financial statements are listed in the accompanying “Index to Consolidated Financial Statements” on page 20.

      (a) 3 Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit #	Description

3.1	Articles of Incorporation of the Company, as amended through April 24, 1986: Incorporated by reference to Exhibit 4(a) to the Registration Statement of the Company filed with the SEC on Form S-3 (Commission file no. 33-7245) (the “Form S-3”).
3.1.1	Articles of Amendment to the Articles of Incorporation, dated April 22, 1987: Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the period ended January 1, 1992 (Commission file no. 0-10943) (the “1991 10-K”).
3.1.2	Articles of Amendment to the Articles of Incorporation, dated May 25, 1989: Incorporated by reference to Exhibit 4.3 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).
3.2	Bylaws of the Company: Incorporated by reference to Exhibit 4(b) to the Form S-3.
3.2.1	Amendment to By-Laws of the Company, dated October 25, 1990: Incorporated by reference to Exhibit 3.3 to the 1991 10-K.
3.2.2	Amendment to By-Laws of the Company, dated January 28, 1999: Incorporated by reference to Exhibit 3.2.2 to the Annual Report on Form 10-K for the period ended December 29, 1999 (Commission file no. 0-10943) (the “1999 10-K”).
4.1	Specimen of Company common stock certificate:
Incorporated by reference to Exhibit 4.1 to the 1991 10-K.
4.2	See Exhibits 3.1, 3.1.1, 3.1.2, 3.2, 3.2.1 and 3.2.2.
4.3	See Exhibit 10.21, 10.22, 10.22.1, 10.22.2, 10.22.3, 10.23, 10.23.1 and 10.24.
*10.1	Ryan’s Family Steak Houses, Inc. 1987 Stock Option Plan: Incorporated by reference to Exhibit 4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-15924).
*10.2	Ryan’s Family Steak Houses, Inc. 1991 Stock Option Plan: Incorporated by reference to Exhibit 4.4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).
*10.3	Ryan’s Family Steak Houses, Inc. 1998 Stock Option Plan: Incorporated by reference to Exhibit 99.1 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 333-67165).
*10.4	Ryan’s Family Steak Houses, Inc. 2002 Stock Option Plan, as approved at the Special Meeting of Shareholders held on July 22, 2002: Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the period ended January 1, 2003 (Commission file no. 0-10943) (the “2002 10-K”).
*10.5	Ryan’s Employee Retirement Savings Plan, dated March 1, 1992: Incorporated by reference to Exhibit 10.4 to the 1991 10-K.
*10.6	Salary Continuation Agreement, dated April 22, 1987, between the Company and Alvin A. McCall, Jr.; as amended on October 26, 1989: Incorporated by reference to Exhibit 10.5 to the 1991 10-K.
*10.7	Deferred Compensation — Salary Continuation Agreement, dated April 22, 1987, between the Company and Charles D. Way:
Incorporated by reference to Exhibit 10.6 to the 1991 10-K.
10.8	Agreement and Plan of Restructuring: Incorporated by reference to Exhibit A to the Proxy Statement of the Company, dated March 25, 1993, filed with respect to the Annual Meeting of Shareholders to be held on April 28, 1993 (Commission file no. 0-10943).

Exhibit #	Description

*10.9	Split Dollar Agreement by and between the Company and Charles D. Way dated September 1, 1993: Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the period ended December 29, 1993 (Commission file no. 0-10943) (the “1993 10-K”).
*10.10	Split Dollar Agreement by and between the Company and G. Edwin McCranie dated November 12, 1993: Incorporated by reference to Exhibit 10.9 to the 1993 10-K.
*10.11	Split Dollar Agreement by and between the Company and James R. Hart dated August 8, 1993: Incorporated by reference to Exhibit 10.11 to the 1993 10-K.
*10.12	Split Dollar Agreement by and between the Company and Fred T. Grant, Jr. dated November 12, 1993: Incorporated by reference to Exhibit 10.12 to the 1993 10-K.
*10.13	Split Dollar Agreement by and between the Company and Alan E. Shaw dated November 12, 1993: Incorporated by reference to Exhibit 10.13 to the 1993 10-K.
*10.14	Split Dollar Agreement by and between the Company and Morgan A. Graham dated November 12, 1993: Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 31, 1997 (Commission file no. 0-10943) (the “1997 10-K”).
*10.15	Split Dollar Agreement by and between the Company and Janet J. Gleitz dated November 12, 1993: Incorporated by reference to Exhibit 10.16 to the 1997 10-K.
*10.16	Split Dollar Agreement by and between the Company and Ilene T. Turbow dated November 12, 1995: Incorporated by reference to Exhibit 10.17 to the 1997 10-K.
*10.17	Deferred Compensation Plan by and between the Company and Morgan A. Graham dated November 1, 1997: Incorporated by reference to Exhibit 10.18 to the 1997 10-K.
*10.18	Deferred Compensation Plan by and between the Company and Janet J. Gleitz dated November 1, 1997: Incorporated by reference to Exhibit 10.19 to the 1997 10-K.
*10.19	Deferred Compensation Plan by and between the Company and Ilene T. Turbow dated November 1, 1997: Incorporated by reference to Exhibit 10.20 to the 1997 10-K.
*10.20	Executive Bonus Plan, commencing in fiscal year 1998: Incorporated by reference to Exhibit 10.23 to the 1997 10-K.
10.21	Franchise Agreement between Ryan’s Family Steak Houses, Inc. (later assigned to Ryan’s Properties, Inc.) and Family Steak Houses of Florida, Inc. dated September 16, 1987: Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the period ended January 2, 2002 (Commission file no. 0-10943) (the “2001 10-K”).
10.21.1	Amendment dated as of May 29, 1992 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.21.1 to the 2001 10-K.
10.21.2	Agreement dated July 11, 1994 and amended on October 17, 1994 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 28, 1994 (Commission file no. 0-10943).
10.21.3	Amendment dated as of October 3, 1996 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.22.1 to the 1999 10-K.
10.21.4	Amendment dated as of August 31, 1999 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.22.2 to the 1999 10-K.
10.21.5	Amendment dated as of January 30, 2002 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.21.5 to the 2001 10-K.
10.21.6†	Amendment dated as of December 17, 2003 to the Franchise Agreement referred to at Exhibit 10.21.
10.22	Ryan’s Family Steak Houses, Inc. and Equiserve Trust Company, N.A., as Rights Agent, Amended and Restated Shareholder Rights Agreement dated as of October 16, 2000: Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 27, 2000 (Commission file no. 0-10943).
10.23	Credit Agreement dated as of January 28, 2000 among Ryan’s Family Steak Houses, Inc. (the “Borrower”), the domestic subsidiaries of the Borrower, as Guarantors, Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent, SunTrust Bank, Atlanta, as Senior Managing Agent, and certain other banks signatory thereto: Incorporated by reference to Exhibit 10.24 to the 1999 10-K.

Exhibit #	Description

10.23.1	First Amendment dated as of November 9, 2001 to the Credit Agreement referred to at Exhibit 10.23: Incorporated by reference to Exhibit 10.23.1 to the 2001 10-K.
10.23.2	Second Amendment dated as of November 15, 2002 to the Credit Agreement referred to at Exhibit 10.23: Incorporated by reference to Exhibit 10.23.2 to the 2002 10-K.
10.23.3	Third Amendment dated as of July 25, 2003 to the Credit Agreement referred to at Exhibit 10.23: Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended July 2, 2003 (Commission file no. 0-10943) (the “July 2003 10-Q”).
10.24	Note Purchase Agreement between Ryan’s Family Steak Houses, Inc. and various lenders for $75,000,000 of 9.02% Senior Notes due January 28, 2008: Incorporated by reference to Exhibit 10.25 to the 1999 10-K.
10.24.1	First Amendment dated as of July 25, 2003 to the Note Purchase Agreement referred to at Exhibit 10.24: Incorporated by reference to Exhibit 10.2 to the July 2003 10-Q.
10.25	Note Purchase Agreement between Ryan’s Family Steak Houses, Inc. and various lenders for $100,000,000 of 4.65% Senior Notes due July 25, 2013: Incorporated by reference to Exhibit 10.3 to the July 2003 10-Q.
*10.26	Form of Split-Dollar Life Insurance Agreement by and between the Company and each of Messrs. Way, McCranie, Graham, Grant, Hart and Shaw and Ms. Gleitz and Ms. Turbow: Incorporated by reference to Exhibit 10.26 to the 1999 10-K.
*10.27	Deferred Compensation Plan, effective as of August 1, 1999: Incorporated by reference to Exhibit 10.27 to the 1999 10-K.
*10.28	Form of Employment, Noncompetition and Severance Agreement by and between the Company and each of Messrs. Way, McCranie, Grant, Graham, and Hart and Ms. Gleitz and Ms. Turbow: Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the period ended January 3, 2001 (Commission file no. 0-10943).
21.1†	Subsidiaries of the Company.
23.1†	Consent of Independent Auditors.
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer

*	This is a management contract or compensatory plan or arrangement.

†	Filed with this Form 10-K.

      (b) (i) On October 22, 2003, the Company filed a report on Form 8-K regarding the press release on the Company’s financial results as of and for the quarter and nine months ended October 1, 2003. (ii) On December 17, 2003, the Company filed a report on Form 8-K regarding an amendment to the franchise agreement with Family Steak Houses of Florida, Inc. (“FSH”) that terminates FSH’s franchise rights by no later than June 30, 2005.

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

RYAN’S FAMILY STEAK HOUSES, INC.

By:	/s/ FRED T. GRANT, JR.

Fred T. Grant, Jr.
Senior Vice President — Finance, Treasurer and Assistant Secretary (Principal Financial and
Accounting Officer)

March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. WAY Charles D. Way	Chairman, President and Chief Executive Officer	March 15, 2004

/s/ G. EDWIN MCCRANIE G. Edwin McCranie	Director and Executive Vice President	March 15, 2004

/s/ JAMES D. COCKMAN James D. Cockman	Director	March 15, 2004

/s/ BARRY L. EDWARDS Barry L. Edwards	Director	March 15, 2004

/s/ BRIAN S. MACKENZIE Brian S. MacKenzie	Director	March 15, 2004

/s/ HAROLD K. ROBERTS, JR. Harold K. Roberts, Jr.	Director	March 15, 2004

/s/ JAMES M. SHOEMAKER, JR. James M. Shoemaker, Jr.	Director	March 15, 2004

/s/ FRED T. GRANT, JR. Fred T. Grant, Jr.	Senior Vice President — Finance, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 15, 2004