Form 10-Q
period 2004-03-31
RYANS FAMILY STEAKHOUSES INC
filed 2004-05-10
CIK 355622

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended March 31, 2004

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

At March 31, 2004, there were 42,057,000 shares outstanding of the registrant's common stock, par value $1.00 per share.


                 RYAN'S FAMILY STEAK HOUSES, INC.

                       TABLE OF CONTENTS           PAGE NO.


PART I ---     FINANCIAL INFORMATION

Item 1.                                     Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended March 31, 2004 and April 2, 20033

       Consolidated Balance Sheets -
       March 31, 2004 (Unaudited) and December 31, 2003  4

       Consolidated Statements of Cash Flows (Unaudited) -
       Three Months Ended March 31, 2004 and April 2, 2003
       5

       Consolidated Statement of Shareholders' Equity
       (Unaudited) -
       Three Months Ended March 31, 2004             6

       Notes to Consolidated Financial Statements (Unaudited)
       7 - 9

Item 2.Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                   9 - 12

Item 3.Quantitative and Qualitative Disclosures About Market
       Risk                                          13

Item 4.Controls and Procedures                       13

Forward-Looking Information                        13 - 14

PART II --                                    OTHER INFORMATION

Item 1.                                       Legal Proceedings
15

Item 2.Change in Securities, Use of Proceeds and Issuer
       Purchases
       of Equity Securities                          15

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

                  PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements

                 RYAN'S FAMILY STEAK HOUSES, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                         Quarter Ended
                                    March 31,       April 2,
                                       2004           2003
<s                                   <c>             <c>
Restaurant sales                     $211,657        193,192

Cost of sales:
 Food and beverage                     72,500         68,005
 Payroll and benefits                  66,870         60,948
 Depreciation                           8,557          7,948
 Other restaurant expenses             28,812         27,212
   Total cost of sales                176,739        164,113

General and administrative expenses    10,322          9,062
Interest expense                        2,685          2,406
Revenues from franchised restaurants    (363)          (403)
Other income, net                       (928)          (949)
Earnings before income taxes           23,202         18,963
Income taxes                            7,842          6,865

   Net earnings                      $ 15,360         12,098

Net earnings per common share:
 Basic                               $    .37            .28
 Diluted                                  .35            .28

Weighted-average shares:
 Basic                                 42,081         42,483
 Diluted                               43,910         43,707

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
                    CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                    March 31,     December 31,
                                       2004           2003
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 22,395          8,617
 Receivables                            4,568          4,293
 Inventories                            6,406          5,648
 Prepaid expenses                       1,305          1,758
 Deferred income taxes                  5,150          5,150
   Total current assets                39,824         25,466
Property and equipment:
 Land and improvements                157,504        154,528
 Buildings                            458,434        449,561
 Equipment                            257,926        252,611
 Construction in progress              21,178         25,789
                                      895,042        882,489
 Less accumulated depreciation        271,289        264,339
   Net property and equipment         623,753        618,150
Other assets                            8,307          8,073
  Total assets                       $671,884        651,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       8,548          6,580
 Current portion of long-term debt     34,750            -
 Income taxes payable                   7,283          1,288
 Accrued liabilities                   44,074         42,590
   Total current liabilities           94,655         50,458
Long-term debt                        156,250        196,000
Deferred income taxes                  43,019         42,824
Other long-term liabilities             5,694          5,467
   Total liabilities                  299,618        294,749

Shareholders' equity:
 Common stock of $1.00 par value;
  authorized 100,000,000 shares;
  issued 42,057,000 in 2004 and
  41,843,000 shares in 2003            42,057         41,843
 Additional paid-in capital             1,462          1,412
 Retained earnings                    328,747        313,685
   Total shareholders' equity         372,266        356,940
Commitments and contingencies
     Total liabilities and
      shareholders'  equity          $671,884        651,689

See accompanying notes to consolidated financial statements.

                 RYAN'S FAMILY STEAK HOUSES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                          (In thousands)

                                       Three Months Ended
                                    March 31,       April 2,
                                       2004           2003
Cash flows from operating activities:
Net earnings                        $ 15,360         12,098
 Adjustments to reconcile net
  earnings to  net cash provided
  by operating activities:
   Depreciation and amortization       9,020          8,364
    Loss (gain) on sale of property
      and  equipment                     657           (556)
    Tax benefit from exercise of
      stock options                    1,462             62
   Deferred income taxes                 195             69
   Decrease (increase) in:
     Receivables                        (275)            16
     Inventories                        (758)          (345)
     Prepaid expenses                    453             34
     Income taxes receivable             -            2,739
     Other assets                       (289)          (550)
   Increase (decrease) in:
     Accounts payable                  1,968          3,049
     Income taxes payable              5,995          3,634
     Accrued liabilities               1,484         (1,214)
     Other long-term liabilities         227            387
Net cash provided by operating
  activities                          35,499         27,787

Cash flows from investing activities:
  Proceeds from sale of property and
    equipment                          1,657          2,493
 Capital expenditures                (16,882)       (18,471)
Net cash used in investing
  activities                         (15,225)       (15,978)

Cash flows from financing activities:
 Net proceeds from (repayment of)
  revolving credit facility           (5,000)        10,000
 Proceeds from stock options
   exercised                           3,014            502
 Purchase of common stock             (4,510)        (7,084)
Net cash provided by (used in)
  financing  activities               (6,496)         3,418

Net increase in cash and cash
    equivalents                       13,778         15,227

Cash and cash equivalents-beginning
   of period                           8,617          2,654

Cash and cash equivalents-end
   of period                         $22,395         17,881

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount capitalized $ 4,459          4,477
 Income taxes                            190            362

See accompanying notes to consolidated financial statements.

         RYAN'S FAMILY STEAK HOUSES, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)

                          (In thousands)

                 Three Months ended March 31, 2004

                             $1 Par Value  Additional
                               Common       Paid-In   Retained
                               Stock        Capital   Earnings   Total
Balances at December 31, 2003 $  41,843     1,412     313,685  356,940

  Net earnings                     -         -         15,360   15,360
  Issuance of common stock
   under stock option plans         487     2,527        -       3,014
  Tax benefit from exercise of
   non-qualified stock options     -        1,462        -       1,462
  Purchases of common stock        (273)   (3,939)       (298)  (4,510)

Balances at March 31, 2004    $   42,057    1,462     328,747  372,266

See accompanying notes to consolidated financial statements.


                 RYAN'S FAMILY STEAK HOUSES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2004
                            (Unaudited)

Note 1.  Description of Business

Ryan's  Family Steak Houses, Inc. operates a restaurant  chain
consisting   of   335   Company-owned   restaurants    located
principally in the southern and midwestern United States and receives franchise royalties from an unrelated third-party franchisee that operates 14 restaurants (as of March 31, 2004) in Florida. Its restaurants operate under the Ryan's or Fire Mountain brand names, but are viewed as a single business unit
for  management  and  reporting  purposes.   A  Fire  Mountain
restaurant offers a selection of foods similar to a Ryan's restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include  the  financial statements of Ryan's Family Steak Houses, Inc. and its wholly-
owned    subsidiaries.    All   intercompany   balances    and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

Note 3.  Relevant New Accounting Pronouncements

In  December  2003, the Financial Accounting Standards  Board
(FASB) revised Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those variable interest entities that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The implementation of FIN 46 has not had a material effect on the Company's consolidated financial statements.

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

                                           Three Months Ended
(In  thousands,
  except earnings per share)             March 31,  April 2,
                                           2004       2003
Net earnings, as reported                $15,360    12,098
Less total stock-based compensation
  expense determined under fair value
  based method, net of related tax
  effects                                   (356)     (325)

Pro forma net earnings                   $15,004    11,773
Earnings per share
 Basic:
  As reported                                .37       .28
  Pro forma                                  .36       .28
 Diluted:
  As reported                                .35       .28
  Pro forma                                  .34       .27

Note 5.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents that arise from the hypothetical exercise of outstanding stock options using the treasury stock method. In order to prevent antidilution, outstanding stock options to purchase 3,000 and 1,104,000 shares of common stock at March 31, 2004 and April 2, 2003, respectively, were not included in the computation of diluted EPS.

Note 6.  Legal Contingencies

In  November  2002, a lawsuit was filed in the  United  States
District   Court,  Middle  District  of  Tennessee,  Nashville
Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys are seeking collective-
action  status  on  this  complaint.   In  October  2003,  the
presiding judge denied the Company's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company has appealed this decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. Due to the evolving nature of this case, the potential financial impact to the Company's financial results cannot be estimated at this time. Accordingly, no accrual for a loss contingency has been made in the accompanying consolidated financial statements.

In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these actions should have a material adverse effect on the Company's business or financial condition, taken as a whole.

Note 7.  Reclassifications

Certain 2003 incentive bonus amounts for store management and hourly team members have been reclassified to store-level payroll and benefits from general and administrative expenses to conform to the 2004 presentation. These costs amounted to $1,603,000 in 2004 and $752,000 in 2003. This reclassification does not change either net earnings or shareholders' equity for 2003.

Note 8.  Subsequent Event

At the Annual Meeting of Shareholders that was held on May 5, 2004, shareholders approved a proposal to change the Company's legal name to Ryan's Restaurant Group, Inc. Management intends to implement this name change in the near future.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended March 31, 2004 versus April 2, 2003

Restaurant sales during the first quarter of 2004 increased by 9.6% over the first quarter of 2003. Average unit growth, based on the average number of restaurants in operation, amounted to 3.9% during the quarter. The Company owned and operated 335 restaurants (307 Ryan's brand and 28 Fire
Mountain brand) at March 31, 2004 and 326 restaurants (322 Ryan's brand and 4 Fire Mountain brand) at April 2, 2003. In comparison to the first quarter of 2003, average unit sales ("AUS"), or average weekly sales volumes per unit, for all stores (including newly opened restaurants) increased by 5.4% in 2004, and same-store sales increased by 4.8% in 2004. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores are included in the same-store sales calculation, provided that the underlying stores were operating for at least 18 months. Same-store sales and related factors for the first quarters of 2004 and 2003, as compared to their comparable prior years' quarters, were as follows:

     Same-store                       2004     2003
     Sales                             4.8%   (4.2%)
     Customer count                    1.1%   (7.2%)
     Menu factor                       3.7%    3.0%

Management believes that an improving retail environment, aided by the Company's local marketing program, favorably affected sales during the first quarter of 2004. The local marketing program, which was implemented in April 2003, trains and encourages store managers to get the Ryan's and Fire Mountain brand names in front of potential customers through the use of both external merchandising and community marketing. In addition, winter weather conditions were generally less severe during the first quarter of 2004 compared to the first quarter of 2003.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 83.5% during the first quarter of 2004 compared to 84.9% during the first quarter of 2003. Food and beverage costs amounted to 34.3% of sales for 2004 and 35.2% of sales for 2003. In 2004, food and beverage costs were adversely impacted by higher beef costs, which were approximately 9% higher than the first quarter of 2003. However, the higher beef costs were more than offset by better product utilization (less waste) resulting from the higher AUS, the 3.7% menu factor and a heightened store-level focus on food cost controls. Payroll and benefits increased to 31.6% of sales in 2004 from 31.5% of sales in 2003 due principally to higher store-level performance bonuses for management and hourly team members, largely offset by lower hourly payroll costs resulting from the higher sales volumes. All other restaurant costs, including depreciation, decreased to 17.6% of sales in 2004 from 18.2% of sales in 2003. This decrease resulted principally from the favorable impact of the higher AUS on the many fixed-cost items included in this category, partially offset by higher natural gas costs. Based on these factors, the Company's margins at the restaurant level increased by 1.4% of sales to 16.5% of sales in 2004 from 15.1% of sales in 2003.

General and administrative expenses increased to 4.9% of sales in 2004 from 4.7% of sales in 2003 due principally to higher performance bonuses.

Interest  expense  for  the first quarter  of  2004  and  2003
amounted  to  1.3%  and  1.2%  of  sales,  respectively.   The
effective average interest rate increased to 6.1% during the first quarter of 2004 from 5.1% in 2003, resulting principally from the refinancing on July 25, 2003 of $100 million of lower-cost variable-rate debt with 4.65% fixed-rate senior notes due in 2013.

An effective income tax rate of 33.8% was used for the first quarter of 2004 and 36.2% for the first quarter of 2003. The decrease in rate resulted primarily from certain federal income tax credit hiring programs, such as the Work Opportunity Tax Credit program ("WOTC"), and lower state income tax expense. Management believes that the tax rate for 2004 will gradually increase relative to 2003 during subsequent quarters if these tax credit hiring programs are not re-enacted by the U.S. Congress.

Net earnings for the first quarter amounted to $15.4 million in 2004 compared to $12.1 million in 2003. Weighted-average shares (diluted) increased slightly (less than 1%) as the increased impact of the Company's outstanding stock options in the weighted-average share calculation completely offset the reduction in shares resulting from the Company's stock repurchase program. In general, as the Company's stock price increases, the number of shares related to stock options in the weighted-average share calculation also increases. Accordingly, earnings per share (diluted) amounted to 35 cents for the first quarter of 2004 and 28 cents for the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is from its restaurants sales, which are primarily derived from cash, checks or credit / debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding section, capital expenditures and stock repurchases.

A comparison of the Company's sources and uses of funds for the three month periods ended March 31, 2004 and April 2, 2003 follow (in thousands):

                                      2004     2003    Change
Net cash provided by operating
  activities                         $35,499   27,787   7,712
Net cash used in investing
  activities                         (15,225) (15,978)    753
Net cash provided by (used in)
  financing activities                (6,496)   3,418  (9,914)
Net increase in cash and cash
  equivalents                        $13,778   15,227  (1,449)

Net cash provided by operating activities increased $7.7 million mainly as a result of the higher cash flow generated by the Company's operations during the first quarter of 2004, as indicated by the higher net earnings and depreciation amounts for 2004 in the accompanying consolidated statements of cash flows. Net cash used in investing activities was fairly level during the first quarters of both 2004 and 2003. Finally, net cash provided by financing activities decreased by $9.9 million as the Company repaid a portion of the outstanding loans under its revolving credit facility during the first quarter of 2004 due to (1) the increased cash flow generated from operations and stock option exercises and (2) a lesser amount of stock repurchases.

At March 31, 2004, the Company's working capital deficit amounted to $54.8 million compared to a $25.0 million deficit at December 31, 2004. This increase stems primarily from an increase in the Company's current liabilities relating to outstanding debt that is due within one year ($16.0 million under the revolving credit facility and $18.7 million of the
9.02% senior notes). Management does not anticipate any adverse effects from the current working capital deficit due to the significant and steady level of cash flow provided by operations.

Total capital expenditures for the first three months of 2004 amounted to $16.9 million. The Company opened five and closed four restaurants during the first three months of 2004, which included two openings and three closings for relocation purposes. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2004, the Company plans to build and open 13 to 15 new restaurants, including three potential relocations. All new restaurants open with the display cooking/lodge-look format. This format involves a glass-enclosed grill and cooking area that extends into the dining room and the use of stone and wood inside and outside the building in order to present an atmosphere reminiscent of a mountain lodge. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go to the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plates. Management also intends to convert approximately 25 to 28 restaurants during the remainder of 2004 to the display cooking/lodge-look format. In this case, management believes that the exterior package favorably impacts restaurant sales by signaling to potential customers that changes have taken place inside the restaurant. For the remainder of 2004, substantially all of either the new or converted restaurants will operate under the "Fire Mountain" brand name in order to differentiate them from the older Ryan's and other restaurants that operate with a more traditional family steakhouse format. Total 2004 capital expenditures are estimated at $86 million. The Company is currently concentrating its efforts on Company-owned restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2004. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first three months of 2004, the Company purchased 272,666 shares at an aggregate cost of $4.5 million. Through March 31, 2004, approximately 43.5 million shares, or 54% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $319.1 million. The Company has purchased an additional 759,440 shares since March 31, 2004 at an aggregate cost of $13.7 million. Management currently plans to additionally purchase up to approximately $7 million of its common stock during the remainder of 2004 if, in management's opinion, the share price is at an attractive level, subject to the continued availability of capital, the limitations imposed by the Company's credit agreements, applicable securities regulations and the other factors described in "Forward-Looking Information."

At March 31, 2004, the Company's outstanding debt consisted of $75 million of 9.02% senior notes, $100 million of 4.65% senior notes and a $100 million revolving credit facility of which $16 million was outstanding at that date. After allowances for letters of credit and other items, there were approximately $73 million in funds available under the revolving credit facility. The Company's ability to draw on these funds may be limited by the financial covenants in the agreements governing both the senior notes and the revolving credit facility. At March 31, 2004, the Company was in compliance with all covenants under the loan agreements. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2004. The current revolving credit facility expires in January 2005, and management intends to refinance the facility during 2004. Based on preliminary discussions with banks, management believes that the facility will be refinanced in a manner that appropriately supports the Company's current operations and growth plans. However, since final negotiations have not commenced, there can be no assurance that the refinancing will occur on anticipated terms or at all.

Management believes that its current capital structure is sufficient to meet its 2004 cash requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.

SUBSEQUENT EVENT

At the Annual Meeting of Shareholders that was held on May 5, 2004, shareholders approved a proposal to change the Company's legal name to Ryan's Restaurant Group, Inc. Management intends to implement this name change in the near future.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that have a significant impact on the Company's financial statements and involve difficult or subjective estimates of future events by management. Management's estimates could differ significantly from actual results, leading to possible significant adjustments to future financial results. The following policies are considered by management to involve estimates that most critically impact reported financial results.

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

Self-Insurance Liabilities The Company self-insures a significant portion of expected losses from its workers' compensation, general liability and team member medical programs. For workers' compensation and general liability claims, the portion of any individual claim that exceeds
$250,000 is covered by insurance purchased by the Company. Accrued liabilities are recorded for the estimated, undiscounted future net payments, or ultimate costs, to settle both reported claims and claims that have been incurred but not reported. On a quarterly basis, management reviews claim values as estimated by a third-party claims administrator ("TPA") and then adjusts these values for estimated future increases in order to record ultimate costs. Both current and prior years' claims are reviewed because estimated claim values are frequently adjusted by the TPA as new information, such as updated medical reports or settlements, is received. Management reviews the relationship between historical claim estimates and payment history, overall number of accidents and historical claims experience in order to make an ultimate cost estimate. For team member medical claims, the portion of any individual claim that exceeds $300,000 is covered by insurance purchased by the Company. Accruals are based on management's review of historical claim experience. Unexpected changes in any of these factors could result in costs that are materially different than initially reported.

IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage and accordingly, legislated changes to the minimum wage affect the Company's payroll costs. Although no minimum wage increases have been signed into law, legislation proposing to increase the minimum wage by $1.85 to $7.00 per hour over a two-year period is currently under consideration by the U.S. Congress. Subject to competitive market factors, the Company is typically able to increase menu prices to cover most of the payroll rate increases.

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

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt under the Company's revolving credit facility (see "Liquidity and Capital Resources"). At March 31, 2004, there was $16 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended March 31, 2004 would have impacted interest expense by approximately $46,000 and net earnings by $30,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended March 31, 2004. The Company does not enter into financial instrument agreements for trading or speculative purposes.


Item 4.           CONTROLS AND PROCEDURES

Under  the  supervision  and with  the  participation  of  the
Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in its Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2004, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to affect, those controls.


                    FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects  or  anticipates  will or may  occur  in  the  future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking
statements.   All  forward-looking  information  reflects  the
Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all relevant factors, the following could cause actual results to differ materially from expectations: general economic conditions including consumer confidence levels; competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; an adverse food safety event; weather fluctuations; interest rate fluctuations; stock market conditions; political environment (including acts of terrorism and wars); and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2004 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company's loan agreements that govern both the senior notes and the revolving credit facility, and the maximum debt and stock repurchase levels authorized by the Company's Board of Directors.

                    PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

       In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys are seeking collective-action status on this complaint. In October 2003, the presiding judge denied the Company's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company has appealed this decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. Due to the evolving nature of this case, the potential financial impact to the Company's financial results cannot be estimated at this time. Accordingly, no accrual for a loss contingency has been made in the accompanying consolidated financial statements.

       In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these actions should have a material adverse effect on the Company's business or financial condition, taken as a whole.

Item 2.   Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities.

        Period       Total   Average   Total       Maximum
                    Number    Price    Number     Number of
                      of      Paid       of      Shares that
                    Shares     Per     Shares    May Yet Be
                   Purchased  Share   Purchased    Purchased
                                         as      Under the
                                      Part of       Plan
                                      Publicly
                                      Announced
                                        Plan
        January        0        -     43,185,600   11,814,400
        (01/01/04
        -
        02/04/04)
        February     8,000   $16.48   43,193,600   11,806,400
        (02/05/04
        -
        03/03/04)
        March       264,666  $16.54   43,458,266   11,541,734
        (03/04/04
        -
        03/31/04)
        Total       272,666  $16.54   43,458,266   11,541,734

       The Company commenced its stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of its common stock through December 2004. There were no purchases of the Company's common stock by or on behalf of the Company or any "affiliated purchaser" during the first quarter of 2004 other than through this stock repurchase program.

Item 5.   Other Information.

       During the quarterly period covered by this filing, the Company's Audit Committee did not approve the engagement of KPMG LLP, the Company's external auditor, for any non-audit services, and KPMG LLP did not perform any such services.
Item 6.                                 Exhibits and Reports
on Form 8-K.

       (a)  Exhibits (numbered in accordance with Item 601 of
            Regulation S-K):
          Exhibit # Description
          31.1    Section 302 Certification of Chief
                  Executive Officer

          31.2    Section 302 Certification of Chief
                  Financial Officer

          32.1    Section 906 Certification of Chief
                  Executive Officer

          31.2    Section 906 Certification of Chief
                  Financial Officer

       (b)  Reports on Form 8-K:

          On January 28, 2004, the Company furnished a report on Form 8-K regarding the press release on the Company's financial results as of and for the year ended December 31, 2003.

          On April 21, 2004, the Company furnished a report on
          Form   8-K  regarding  the  press  release  on   the
          Company's financial results as of and for the quarter ended March 31, 2004.

Items 3 and 4 are not applicable and have been omitted.

                            SIGNATURES

      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 RYAN'S FAMILY STEAK HOUSES, INC.
                           (Registrant)



May 10, 2004             /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and
                         Chief Executive Officer



May 10, 2004             /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer and Assistant Secretary
                         (Principal Financial and Accounting
                         Officer)



May 10, 2004             /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Vice President-Accounting and
                         Corporate Controller