Form 10-Q
period 2004-06-30
RYANS RESTAURANT GROUP INC
filed 2004-08-06
CIK 355622

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarter ended June 30, 2004

                    Commission File No. 0-10943


                   RYAN'S RESTAURANT GROUP, INC.
      (Exact name of registrant as specified in its charter)

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

At June 30, 2004, there were 41,654,000 shares outstanding of the registrant's common stock, par value $1.00 per share.

                   RYAN'S RESTAURANT GROUP, INC.

                       TABLE OF CONTENTS           PAGE NO.


PART I ---     FINANCIAL INFORMATION
Item 1.                                     Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended June 30, 2004 and July 2, 2003        3

       Consolidated Statements of Earnings (Unaudited) -
       Six Months Ended June 30, 2004 and July 2, 2003      4

       Consolidated Balance Sheets -
       June 30, 2004 (Unaudited) and December 31, 2003      5

       Consolidated Statements of Cash Flows (Unaudited) -
       Six Months Ended June 30, 2004 and July 2, 2003      6

       Consolidated Statement of Shareholders' Equity
       (Unaudited) -
       Six Months Ended June 30, 2004                       7

       Notes to Consolidated Financial Statements
            (Unaudited)                                8 - 10

Item 2.Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                      11 - 15

Item 3.Quantitative and Qualitative Disclosures
           About Market Risk                               15

Item 4.Controls and Procedures                             15

Forward-Looking Information                                16

PART II --  OTHER INFORMATION

Item 1. Legal Proceedings                                  17

Item 2.Changes in Securities, Use of Proceeds and Issuer
       Purchases of Equity Securities                      17

Item 4.Submission of Matters to a Vote of Security
            Holders                                        18

Item 6. Exhibits and Reports on Form 8-K                   18

SIGNATURES	                                           19


              PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                   RYAN'S RESTAURANT GROUP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)
                                         Quarter Ended
                                     June 30,       July 2,
                                       2004           2003

Restaurant sales                     $216,546        208,504

Cost of sales:
 Food and beverage                     76,273         73,801
 Payroll and benefits                  69,175         65,069
 Depreciation                           8,188          8,049
 Other restaurant expenses             29,355         28,092
   Total cost of sales                182,991        175,011

General and administrative expenses    10,255          9,591
Interest expense                        2,749          2,322
Royalties from franchised restaurants   (323)          (404)
Other income, net                       (531)          (475)
Earnings before income taxes           21,405         22,459
Income taxes                            7,235          8,130

   Net earnings                      $ 14,170         14,329

Net earnings per common share:
 Basic                               $    .34            .34
 Diluted                                  .33            .33

Weighted-average shares:
 Basic                                 41,639         42,143
 Diluted                               43,258         43,670

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                        Six Months Ended
                                     June 30,       July 2,
                                       2004           2003

Restaurant sales                     $428,203        401,696

Cost of sales:
 Food and beverage                    148,773        141,806
 Payroll and benefits                 136,045        126,017
 Depreciation                          16,745         15,997
 Other restaurant expenses             58,167         55,304
   Total cost of sales                359,730        339,124

General and administrative expenses    20,577         18,653
Interest expense                        5,434          4,728
Royalties from franchised restaurants    (686)          (807)
Other income, net                      (1,459)        (1,424)
Earnings before income taxes           44,607         41,422
Income taxes                           15,077         14,995

   Net earnings                      $ 29,530         26,427

Net earnings per common share:
 Basic                               $    .71            .62
 Diluted                                  .68            .60

Weighted-average shares:
 Basic                                 41,860         42,313
 Diluted                               43,584         43,689

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                     June 30,     December 31,
                                       2004           2003
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 17,037          8,617
 Receivables                            4,373          4,293
 Inventories                            6,561          5,648
 Prepaid expenses                       1,687          1,758
 Deferred income taxes                  5,150          5,150
   Total current assets                34,808         25,466
Property and equipment:
 Land and improvements                158,878        154,528
 Buildings                            464,407        449,561
 Equipment                            262,118        252,611
 Construction in progress              25,977         25,789
                                      911,380        882,489
 Less accumulated depreciation        279,502        264,339
   Net property and equipment         631,878        618,150
Other assets                            8,371          8,073
  Total assets                       $675,057        651,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       9,628          6,580
 Current portion of long-term debt     34,750            -
 Income taxes payable                     842          1,288
 Accrued liabilities                   48,805         42,590
   Total current liabilities           94,025         50,458
Long-term debt                        156,250        196,000
Deferred income taxes                  42,931         42,824
Other long-term liabilities             5,901          5,467
   Total liabilities                  299,107        294,749

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 41,654,000 in 2004 and
 41,843,000 shares in 2003             41,654         41,843
 Additional paid-in capital             1,854          1,412
 Retained earnings                    332,442        313,685
   Total shareholders' equity         375,950        356,940
Commitments and contingencies
   Total liabilities and
   shareholders'  equity             $675,057        651,689

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                          (In thousands)
                                        Six Months Ended
                                     June 30,       July 2,
                                       2004           2003
Cash flows from operating activities:
 Net earnings                        $ 29,530         26,427
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization       17,635         16,858
   Loss (gain) on sale of property
    and  equipment                        502           (395)
    Tax benefit from exercise of stock
      options                           2,679            284
   Deferred income taxes                  107            150
   Decrease (increase) in:
     Receivables                          (80)          (631)
     Inventories                         (913)          (692)
     Prepaid expenses                      71            490
     Income taxes receivable              -            2,739
     Other assets                        (410)          (639)
   Increase (decrease) in:
     Accounts payable                   3,048         (1,959)
     Income taxes payable                (446)         6,993
     Accrued liabilities                6,215          7,003
     Other long-term liabilities          434            464
Net cash provided by operating
   activities                          58,372         57,092

Cash flows from investing activities:
  Proceeds from sale of property
    and  equipment                      3,302          3,774
 Capital expenditures                 (35,055)       (36,334)
Net cash used in investing activities (31,753)       (32,560)

Cash flows from financing activities:
 Net repayment of revolving
   credit facility                     (5,000)           -
 Proceeds from stock options exercised  5,008            832
 Purchase of common stock             (18,207)        (7,841)
Net cash used in financing activities (18,199)        (7,009)

Net increase in cash and cash
   equivalents                          8,420         17,523

Cash and cash equivalents -
  beginning  of  period                 8,617          2,654

Cash and cash equivalents -
   end  of  period                  $  17,037         20,177

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount capitalized $  5,488          5,129
 Income taxes                          12,737          4,829

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)

                          (In thousands)

                  Six Months ended June 30, 2004
                        $1 Par Value  Additional
                             Common   Paid-In  Retained
                              Stock   Capital  Earnings  Total

Balances at December 31,2003 $41,843    1,412  313,685  356,940

  Net earnings                   -       -      29,530   29,530
  Issuance of common stock
   under stock option plans      843    4,165     -       5,008
  Tax benefit from exercise of
   non-qualified stock options   -      2,679     -       2,679
  Purchases of common stock   (1,032)  (6,402) (10,773) (18,207)

Balances at June 30, 2004    $41,654    1,854  332,442  375,950

See accompanying notes to consolidated financial statements.


                   RYAN'S RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           June 30, 2004
                            (Unaudited)

Note 1.  Description of Business

Ryan's Restaurant Group, Inc. (formerly Ryan's Family Steak Houses, Inc.) operates a restaurant chain consisting of 337 Company-owned restaurants located principally in the southern and midwestern United States and receives franchise royalties from an unrelated third-party franchisee that operates 12 Ryan's brand restaurants (as of June 30, 2004) in Florida.
Company-owned restaurants operate under the Ryan's or Fire Mountain brand names, but are viewed as a single business unit
for  management  and  reporting  purposes.   A  Fire  Mountain
restaurant offers a selection of foods similar to a Ryan's restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include  the  financial statements  of Ryan's Restaurant Group, Inc. and  its  wholly-
owned    subsidiaries.    All   intercompany   balances    and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

Note 3.  Relevant New Accounting Pronouncements

In  December  2003, the Financial Accounting Standards  Board
(FASB) revised Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those variable interest entities that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 has not affected the Company's consolidated financial statements.

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

                             Quarter Ended   Six Months Ended
(In  thousands, except
 earnings per share)        June 30, July 2, June 30, July 2,
                              2004    2003    2004     2003

Net earnings, as reported   $14,170  14,329   29,530  26,427
Less total stock-based
  compensation expense
  determined under fair
  value based method,
  net of related tax effects   (229)   (229)    (585)   (554)

Pro forma net earnings      $13,941  14,100   28,945  25,873
Earnings per share
 Basic:
  As reported                   .34     .34      .71     .62
  Pro forma                     .33     .33      .69     .61
 Diluted:
  As reported                   .33     .33      .68     .60
  Pro forma                     .32     .32      .66     .59


Note 5.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents that arise from the hypothetical exercise of outstanding stock options using the treasury stock method. In order to prevent antidilution, outstanding stock options to purchase 3,000 and 40,500 shares of common stock at June 30, 2004 and July 2, 2003, respectively, were not included in the computation of diluted EPS.

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

Note 7.  Reclassifications

Certain 2003 incentive bonus amounts for store management and hourly team members have been reclassified to store-level payroll and benefits from general and administrative expenses to conform to the 2004 presentation. These costs amounted to $1,204,000 and $708,000 for the quarters ended June 30, 2004 and July 2, 2003, respectively. The reclassified amounts for the six months ended June 30, 2004 and July 2, 2003 were $2,807,000 and $1,460,000, respectively. This reclassification does not change either net earnings or shareholders' equity for 2003.


Note 8.  Company Name Change

At the Company's Annual Meeting of Shareholders held on May 5, 2004, shareholders approved a proposal to change the Company's legal name to Ryan's Restaurant Group, Inc. Management's implementation of this change was effective May 20, 2004.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended June 30, 2004 versus July 2, 2003

Restaurant sales during the second quarter of 2004 increased by 3.9% over the second quarter of 2003. Average unit growth, based on the average number of restaurants in operation, amounted to 3.7% during the quarter. The Company owned and operated 337 restaurants (303 Ryan's brand and 34 Fire
Mountain brand) at June 30, 2004 and 330 restaurants (322 Ryan's brand and 8 Fire Mountain brand) at July 2, 2003. In comparison to the second quarter of 2003, average unit sales ("AUS"), or average weekly sales volumes per unit, for all stores (including newly opened restaurants) increased by 0.2% in 2004, and same-store sales decreased by 0.2% in 2004. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores are included in the same-store sales calculation, provided that the underlying stores were operating for at least 18 months. Same-store sales and related factors for the second quarters of 2004 and 2003, as compared to their comparable prior years' quarters, were as follows:

     Same-store                       2004     2003
     Sales                            (0.2%)  (0.7%)
     Customer count                   (3.8%)  (3.2%)
     Menu factor (principally pricing) 3.6%    2.5%

Same-store sales were up 2.0% in April, but suddenly weakened in May. This weakness continued into June, resulting in same-store sales being down 1.5% during the combined May and June periods. Given the suddenness of the downturn, management believes that economic factors, and particularly the significant increase in gasoline prices and the surrounding publicity, were behind this sales shift. Customers at the
Company's restaurants are generally very value-driven, and given the inevitable increase in their transportation expenses, it is reasonable to expect that they would cut back on other discretionary expenses, such as dining out. Management expects that as consumers become accustomed to higher gasoline costs, they will gradually go back to their prior spending (and eating-out) habits.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 84.5% during the second quarter of 2004 compared to 83.9% during the second quarter of 2003. Food and beverage costs amounted to 35.2% of sales for 2004 compared to 35.4% of sales for 2003. In 2004, food and beverage costs were adversely impacted by higher beef costs, which were approximately 21% higher than the second quarter of 2003. However, the higher beef costs were more than offset by lower seafood and produce costs, the 3.6% menu factor and a heightened store-level focus on food cost controls. In late July, beef prices decreased by approximately 20% due to weak retail demand, and management was able to purchase sufficient quantities to cover a majority of the Company's estimated third quarter needs. Management believes that, during the remainder of 2004, wholesale beef costs will fluctuate due to changes in retail demand, but will generally remain at slightly higher levels than experienced during 2003. Payroll and benefits increased to 31.9% of sales in 2004 from 31.2% of sales in 2003 due principally to higher medical and workers' compensation insurance costs. All other restaurant costs, including depreciation, amounted to 17.4% of sales for 2004 and 17.3% of sales for 2003 and were impacted principally by higher utility costs and lower general liability insurance expense in 2004.

General and administrative expenses increased to 4.7% of sales in 2004 from 4.6% of sales in 2003 due principally to higher consulting fees.

Interest  expense  for the second quarter  of  2004  and  2003 amounted to 1.3% and 1.1% of sales, respectively. The effective average interest rate increased to 6.2% during the second quarter of 2004 from 5.0% in 2003, resulting principally from the refinancing in July 2003 of $100 million of lower-cost variable-rate debt with 4.65% fixed-rate senior notes due in 2013.

An effective income tax rate of 33.8% was used for the second quarter of 2004 and 36.2% for the second quarter of 2003. The rate decrease resulted primarily from certain federal income tax credit hiring programs, such as the Work Opportunity Tax Credit program ("WOTC"), and lower state income tax expense. Management believes that the tax rate for 2004 will gradually increase relative to 2003 during subsequent quarters if these tax credit hiring programs are not re-enacted by the U.S. Congress.

Net earnings for the second quarter amounted to $14.2 million in 2004 compared to $14.3 million in 2003. Weighted-average shares (diluted) decreased 0.9% resulting principally from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) amounted to 33 cents for the second quarters of each of 2004 and 2003.

Six months ended June 30, 2004 versus July 2, 2003

For  the six months ended June 30, 2004, restaurant sales were
up  6.6%  compared  to  the same period  in  2003.   Principal
factors affecting 2004 sales growth include the 4.0% unit growth of Company-owned restaurants and a 2.7% increase in all-store AUS. Same-store sales and related factors for the first six months of 2004 and 2003, as compared to their comparable prior years' periods, were as follows:

     Same-store                       2004     2003
     Sales                             2.2%   (2.5%)
     Customer count                   (1.4%)  (5.2%)
     Menu factor (principally pricing) 3.6%    2.7%

Cost of sales, as detailed above, for the first six months of 2004 and 2003 amounted to 84.0% and 84.4% of sales, respectively. Food and beverage costs were 34.7% of sales for 2004 compared to 35.3% of sales for 2003. In 2004, food and beverage costs were adversely impacted by significantly higher beef costs which were more than offset by better product utilization (less waste) resulting from the higher AUS, the 3.6% menu factor and a heightened store-level focus on food cost controls. Payroll and benefits increased by 0.4% of sales to 31.8% of sales for 2004 from 31.4% of sales for 2003 due to higher medical and workers' compensation insurance and store-level incentive costs, partially offset by lower hourly labor expense. All other restaurant costs, including depreciation, decreased by 0.2% of sales due to the favorable impact of the higher AUS on the many fixed-cost items included in this category, partially offset by higher utility costs.

General and administrative expenses increased by 0.2% of sales for the first six months of 2004 due principally to higher projected performance-based bonuses for 2004.

An  effective income tax rate of 33.8% and 36.2% was used  for
the  first  six  months of 2004 and 2003,  respectively.   The
explanation for this rate decrease is similar to the second quarter's discussion.

Net earnings for the first six months of 2004 amounted to $29.5 million compared to $26.4 million in 2003. Weighted-average shares (diluted) decreased by 0.2%, resulting principally from the Company's stock repurchase program. Accordingly, earnings per share (diluted) amounted to 68 cents in the 2004 period compared to 60 cents in the 2003 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is from its restaurants sales, which are primarily derived from cash, checks or credit / debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding section, capital expenditures and stock repurchases.

A  comparison of the Company's sources and uses of  funds  for the  six-month periods ended June 30, 2004 and  July  2,  2003 follow (in thousands):

                                     2004    2003     Change
Net cash provided by
  operating activities             $58,372   57,092     1,280
Net cash used in investing
   activities                      (31,753) (32,560)      807
Net cash used in
  financing  activities            (18,199)  (7,009)  (11,190)
Net increase in cash and
  cash equivalents                 $ 8,420   17,523    (9,103)

Net cash provided by operating activities increased by $1.3 million, resulting principally from the higher cash flow generated by the Company's operations, as indicated by the higher net earnings and depreciation amounts for 2004 in the accompanying consolidated statements of cash flows, and from the timing of income tax payments. Net cash used in investing activities was fairly level during the first six months of both 2004 and 2003. Finally, net cash used in financing activities increased by $11.2 million as the Company increased its share repurchase activity in 2004.

At June 30, 2004, the Company's working capital deficit amounted to $59.2 million compared to a $25.0 million deficit at December 31, 2003. This increase stems primarily from an increase in the Company's current liabilities relating to outstanding debt that is due within one year ($16.0 million under the revolving credit facility and $18.7 million of the
9.02% senior notes). Management does not anticipate any adverse effects from the current working capital deficit due to the significant and steady level of cash flow provided by operations.

Total capital expenditures for the first six months of 2004 amounted to $35.1 million. The Company opened seven and closed four restaurants, including three openings and closings for relocation purposes, during the first six months of 2004. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2004, the Company plans to build and open nine new restaurants, including two potential relocations. All new restaurants open with the display cooking/lodge-look format. This format involves a glass-enclosed grill and cooking area that extends into the dining room and the use of stone and wood inside and outside the building in order to present an atmosphere reminiscent of a mountain lodge. Management also intends to convert approximately 9 to 11 restaurants during the remainder of 2004 to the display cooking/lodge-look format. Management believes that the exterior package favorably impacts restaurant sales at converted restaurants by signaling to potential customers that changes have taken place inside the restaurant. For the remainder of 2004, all of the new and converted restaurants will operate under the "Fire Mountain" brand name in order to differentiate them from the older Ryan's and other restaurants that operate with a more traditional family steakhouse format. Total 2004 capital expenditures are estimated at $84 million. The Company is currently concentrating its efforts on Company-owned restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2004. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first six months of 2004, the Company purchased 1,032,106 shares at an aggregate cost of $18.2 million. Through June 30, 2004, approximately 44.2 million shares, or 55% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $332.8 million. The Company has not purchased any additional shares since June 30, 2004. Management currently plans to additionally purchase up to approximately $6.8 million of its common stock during the remainder of 2004 if, in management's opinion, the share price is at an attractive level, subject to the continued availability of capital, the limitations imposed by the Company's credit agreements, applicable securities regulations and the other factors described in "Forward-Looking Information."

At June 30, 2004, the Company's outstanding debt consisted of $75 million of 9.02% senior notes, $100 million of 4.65% senior notes and a $100 million revolving credit facility of which $16 million was outstanding at that date. After allowances for letters of credit and other items, there were approximately $74 million in funds available under the revolving credit facility. The Company's ability to draw on these funds may be limited by the financial covenants in the agreements governing both the senior notes and the revolving credit facility. At June 30, 2004, the Company was in compliance with all covenants under the loan agreements. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2004. The current revolving credit facility expires in January 2005, and management intends to refinance the facility during 2004. Based on preliminary discussions with banks, management believes that the facility will be refinanced in a manner that appropriately supports the Company's current operations and growth plans. However, since final negotiations have not commenced, there can be no assurance that the refinancing will occur on anticipated terms or at all.

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

Impairment of Long-Lived Assets Long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews restaurants for possible impairment if the restaurant has had cash flows of $50,000 or less in the aggregate over the previous 12 months or if it has been selected for relocation and the new site is under construction. For restaurants that will continue to be operated, the carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, over the remaining useful life of the restaurant. The estimate of future cash flows is based on management's review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management's knowledge of current and planned development near the restaurant site and on current market transactions. Each of these estimates is based on assumptions, such as future sales and costs, that may differ materially from actual results. If the carrying amount exceeds the sum of the undiscounted future cash flows, the carrying value is reduced to the restaurant's current fair value. If the decision has been made to close and sell a restaurant, the carrying value of that restaurant is reduced to its current fair value less costs to sell and is no longer depreciated.

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

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt under the Company's revolving credit facility (see "Liquidity and Capital Resources"). At June 30, 2004, there was $16 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended June 30, 2004 would have impacted interest expense by approximately $35,000 and net earnings by $23,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended June 30, 2004. The Company does not enter into financial instrument agreements for trading or speculative purposes.


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

During the second quarter of 2004, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.


                    FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects  or  anticipates  will or may  occur  in  the  future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking
statements.   All  forward-looking  information  reflects  the
Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all relevant factors, the following could cause actual results to differ materially from expectations: general economic conditions, including consumer confidence levels; competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; an adverse food safety event; weather fluctuations; the availability of reasonably priced capital; interest rate fluctuations; stock market conditions; political environment (including acts of terrorism and wars); and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2004 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company's loan agreements that govern both the senior notes and the revolving credit facility, and the maximum debt and stock repurchase levels authorized by the Company's Board of Directors.

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

Item 2.   Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities.

              ISSUER PURCHASES OF EQUITY SECURITIES
        Period     Total    Average   Total      Maximum
                   Number    Price    Number     Number of
                     of      Paid       of      Shares that
                   Shares     Per     Shares    May Yet Be
                   Purchased Share   Purchased   Purchased
                                     as Part Of   Under the
                                      Publicity     Plan
                                      Announced
                                        Plan
        April       759,440  $18.04   44,217,706 10,782,294
        (04/01/04-
         05/05/04)
        May            -        -     44,217,706 10,782,294
        (05/06/04-
         06/02/04)
        June           -        -     44,217,706 10,782,294
        (06/03/04-
         06/30/04)
        Total       759,440  $18.04   44,217,706 10,782,294

       The Company commenced its stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of its common stock through December 2004. There were no purchases of the Company's common stock by or on behalf of the Company or any "affiliated purchaser" during the second quarter of 2004 other than through this stock repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders.

       The  following  table summarizes  the  results  of  the
       shareholder  votes  cast  at  the  Annual  Meeting   of
       Shareholders held on May 5, 2004 (all votes are in thousands):

                                              	       Broker-
                        For   Against Withheld Abstain Nonvotes
(a)Election of Directors:

     C. D. Way      	36,447  n/a   1,133    n/a     n/a
     G. E. McCranie 	36,614  n/a     966    n/a     n/a
     B. L. Edwards  	36,759  n/a     821    n/a     n/a
     J. M. Shoemaker,Jr.24,392	n/a  13,188    n/a     n/a
     H. K. Roberts, Jr.	36,741 	n/a     838    n/a     n/a
     J. D. Cockman  	36,764  n/a     816    n/a     n/a
     B. S. MacKenzie	36,741  n/a     838    n/a     n/a

(b)Change the Company's
   name to Ryan's
   Restaurant
   Group, Inc.   	37,487   79     n/a     13     n/a

(c)Ratify the appointment
   of KPMG LLP for
   fiscal 2003    	36,871  693     n/a     16     n/a


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

          32.2    Section 906 Certification of Chief
                  Financial Officer

(b)  Reports on Form 8-K:

          On April 21, 2004, the Company furnished a report on
          Form   8-K  regarding  the  press  release  on   the
          Company's financial results as of and for the quarter ended March 31, 2004.

          On  July 21, 2004, the Company furnished a report on
          Form   8-K  regarding  the  press  release  on   the
          Company's financial results as of and for the quarter and six months ended June 30, 2004.


Items 3 and 5 are not applicable and have been omitted.


                            SIGNATURES

      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   RYAN'S RESTAURANT GROUP, INC.
                           (Registrant)



August 6, 2004           /s/Charles D. Way
                         Charles D. Way
                         Chairman, President and
                         Chief Executive Officer



August 6, 2004           /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer and Assistant Secretary
                         (Principal Financial and Accounting
                         Officer)



August 6, 2004           /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Vice President-Accounting and
                         Corporate Controller