Form 10-Q
period 2004-09-29
RYANS RESTAURANT GROUP INC
filed 2004-11-08
CIK 355622

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter ended September 29, 2004

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

At   September   29,   2004,  there  were  41,706,000   shares
outstanding of the registrant's common stock, par value  $1.00 per share.

                   RYAN'S RESTAURANT GROUP, INC.

                       TABLE OF CONTENTS           PAGE NO.

PART I --- FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Statements of Earnings
           (Unaudited) - Quarters Ended September
           29, 2004 and October 1, 2003                 3

           Consolidated Statements of Earnings
           (Unaudited) - Nine Months Ended September
           29, 2004 and October 1, 2003                 4

           Consolidated Balance Sheets -
           September 29, 2004 (Unaudited)
           and December 31, 2003                        5

           Consolidated Statements of Cash Flows
           (Unaudited) - Nine Months Ended September
           29, 2004 and October 1, 2003                 6

           Consolidated Statement of Shareholders'
           Equity (Unaudited) - Nine Months Ended
           September 29, 2004                           7

           Notes to Consolidated Financial Statements
           (Unaudited)                                8 - 9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                10 - 14

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                            14

Item 4.    Controls and Procedures                      15

Forward-Looking Information                             15

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings                            16

Item 2.    Unregistered Sales of Equity Securities
           and Use of Proceeds                          16

Item 6.    Exhibits                                     17

SIGNATURES                                              18


                  PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                   RYAN'S RESTAURANT GROUP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                         Quarter Ended
                                  September 29,    October 1,
                                       2004           2003
Restaurant sales                     $205,331        205,686

Cost of sales:
 Food and beverage                     72,880         73,185
 Payroll and benefits                  67,455         65,767
 Depreciation                           8,857          8,049
 Other restaurant expenses             29,879         29,820
   Total cost of sales                179,071        176,821

General and administrative expenses    10,185          9,561
Interest expense                        2,598          2,764
Royalties from franchised restaurants   (265)          (358)
Other income, net                       (238)          (339)
Earnings before income taxes           13,980         17,237
Income taxes                            4,754          6,240

   Net earnings                      $  9,226         10,997
Net earnings per common share:
 Basic                               $    .22            .26
 Diluted                                  .22            .25

Weighted-average shares:
 Basic                                 41,679         42,210
 Diluted                               42,849         43,881


See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                       Nine Months Ended
                                  September 29,    October 1,
                                       2004           2003
Restaurant sales                     $633,534        607,382

Cost of sales:
 Food and beverage                    221,653        214,991
 Payroll and benefits                 203,500        191,784
 Depreciation                          25,602         24,046
 Other restaurant expenses             88,046         85,124
   Total cost of sales                538,801        515,945

General and administrative expenses    30,762         28,214
Interest expense                        8,032          7,492
Royalties from franchised restaurants    (951)        (1,165)
Other income, net                      (1,697)        (1,763)
Earnings before income taxes           58,587         58,659
Income taxes                           19,831         21,235

   Net earnings                      $ 38,756         37,424

Net earnings per common share:
 Basic                               $    .93            .89
 Diluted                                  .89            .86

Weighted-average shares:
 Basic                                 41,800         42,279
 Diluted                               43,339         43,752


See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                  September 29,   December 31,
                                       2004           2003
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 15,908          8,617
 Receivables                            4,008          4,293
 Inventories                            5,986          5,648
 Prepaid expenses                       1,647          1,758
 Deferred income taxes                  5,150          5,150
   Total current assets                32,699         25,466
Property and equipment:
 Land and improvements                159,231        154,528
 Buildings                            470,212        449,561
 Equipment                            265,999        252,611
 Construction in progress              27,726         25,789
                                      923,168        882,489
 Less accumulated depreciation        287,325        264,339
   Net property and equipment         635,843        618,150
Other assets                            9,962          8,073
  Total assets                       $678,504        651,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       8,831          6,580
 Current portion of long-term debt     30,750            -
 Income taxes payable                   3,314          1,288
 Accrued liabilities                   44,641         42,590
   Total current liabilities           87,536         50,458
Long-term debt                        156,250        196,000
Deferred income taxes                  43,076         42,824
Other long-term liabilities             5,973          5,467
   Total liabilities                  292,835        294,749

Shareholders' equity:
 Common stock of $1.00 par value;
   authorized 100,000,000 shares;
   issued 41,706,000 in 2004 and
   41,843,000 shares in 2003           41,706         41,843
Additional paid-in capital              2,295          1,412
 Retained earnings                    341,668        313,685
   Total shareholders' equity         385,669        356,940
Commitments and contingencies
     Total liabilities and
       shareholders' equity          $678,504        651,689

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                          (In thousands)

                                       Nine Months Ended
                                  September 29,    October 1,
                                       2004           2003
Cash flows from operating activities:
  Net earnings                        $ 38,756         37,424
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
     Depreciation and amortization      26,936         25,538
     Loss (gain) on sale of property
       and equipment                       253           (110)
     Tax benefit from exercise of
       stock options                     2,820            631
   Deferred income taxes                   252            213
   Decrease (increase) in:
     Receivables                           285             94
     Inventories                          (338)          (579)
     Prepaid expenses                      111           (338)
     Income taxes receivable               -            2,739
     Other assets                       (2,066)          (893)
   Increase (decrease) in:
     Accounts payable                    2,251           (413)
     Income taxes payable                2,026          6,167
     Accrued liabilities                 2,051          3,587
     Other long-term liabilities           506            714
Net cash provided by operating
  activities                            73,843         74,774

Cash flows from investing activities:
  Proceeds from sale of property
    and equipment                        6,403          5,845
 Capital expenditures                  (51,108)       (56,814)
Net cash used in investing activities  (44,705)       (50,969)

Cash flows from financing activities:
  Proceeds from issuance of senior notes   -          100,000
  Debt issuance costs                      -             (158)
  Net repayment of revolving credit
    facility                            (9,000)      (100,000)
  Proceeds from stock options exercised  5,360          1,684
  Purchase of common stock             (18,207)        (7,841)
Net cash used in financing activities  (21,847)        (6,315)

Net increase in cash and cash
  equivalents                            7,291         17,490

Cash and cash equivalents -
  beginning of period                    8,617          2,654

Cash and cash equivalents -
  end of period                       $ 15,908         20,144

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount capitalized  $  9,853          8,870
 Income taxes                           15,413         12,084

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)

                          (In thousands)

               Nine Months Ended September 29, 2004

                        $1 Par Value Additional
                            Common   Paid-In  Retained
                             Stock   Capital  Earnings Total
Balances at December 31,2003  $41,843  1,412  313,685  356,940

  Net earnings                   -      -      38,756   38,756
  Issuance of common stock
   under stock option plans       895  4,465     -       5,360
  Tax benefit from exercise of
   non-qualified stock options   -     2,820     -       2,820
  Purchases of common stock    (1,032)(6,402) (10,773) (18,207)

Balances at September 29,2004 $41,706  2,295  341,668  385,669

See accompanying notes to consolidated financial statements.


                   RYAN'S RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 29, 2004
                            (Unaudited)

Note 1.  Description of Business

Ryan's Restaurant Group, Inc. operates a restaurant chain consisting of 338 Company-owned restaurants located principally in the southern and midwestern United States and receives franchise royalties from an unrelated third-party franchisee that operates 10 Ryan's brand restaurants (as of September 29, 2004) in Florida. Company-owned restaurants operate under the Ryan's or Fire Mountain brand names, but are viewed as a single business unit for management and reporting purposes. A Fire Mountain restaurant offers a selection of foods similar to a Ryan's restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include  the  financial statements  of Ryan's Restaurant Group, Inc. and  its  wholly-
owned    subsidiaries.    All   intercompany   balances    and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended September 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

                Quarter Ended            Nine Months Ended
(In thousands,except
earnings per share)
            September 29, October 1, September 29, October 1,
                2004        2003         2004        2003
Net earnings,
 as reported    $9,226      10,997       38,756      37,424
Less total
 stock-based
 compensation
 expense
 determined
 under fair
 value based
 method, net
 of related
 tax effects      (229)       (229)         (814)     (783)

Pro forma net
 earnings       $8,997      10,768        37,942    36,641
Earnings
 per share
 Basic:
  As reported    $ .22         .26           .93       .89
  Pro forma        .22         .26           .91       .87
 Diluted:
  As reported      .22         .25           .89       .86
  Pro forma        .21         .25           .88       .84

Note 5.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents that arise from the hypothetical exercise of outstanding stock options using the treasury stock method. In order to prevent antidilution, outstanding stock options to purchase 3,000 and 40,500 shares of common stock at September 29, 2004 and October 1, 2003, respectively, were not included in the computation of diluted EPS.

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

Note 7.  Reclassifications

Certain 2003 incentive bonus amounts for store management and hourly team members have been reclassified to store-level payroll and benefits from general and administrative expenses to conform to the 2004 presentation. These costs amounted to $1,093,000 and $868,000 for the quarters ended September 29, 2004 and October 1, 2003, respectively. The reclassified amounts for the nine months ended September 29, 2004 and October 1, 2003 were $3,900,000 and $2,328,000, respectively.
This reclassification does not change either net earnings or shareholders' equity for 2003.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended September 29, 2004 versus October 1, 2003

Restaurant sales during the third quarter of 2004 decreased by 0.2% over the third quarter of 2003. Average unit growth, based on the average number of restaurants in operation, amounted to 2.9% during the quarter. The Company owned and operated 338 restaurants (299 Ryan's brand and 39 Fire Mountain brand) at September 29, 2004 and 332 restaurants (316 Ryan's brand and 16 Fire Mountain brand) at October 1, 2003. In comparison to the third quarter of 2003, average unit sales ("AUS"), or average weekly sales volumes per unit, for all stores (including newly opened restaurants) decreased by 3.0% in 2004, and same-store sales decreased by 3.1% in 2004. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores are included in the same-store sales calculation, provided that the underlying stores were operating for at least 18 months. Same-store sales and related factors for the third quarters of 2004 and 2003, as compared to their comparable prior years' quarters, were as follows:

     Same-store                       2004     2003
     Sales                            (3.1%)   1.2%
     Customer count                   (7.1%)  (1.1%)
     Menu factor (principally pricing) 4.0%    2.3%

Management believes that the weak sales trends during the third quarter of 2004 were impacted principally by declining consumer confidence levels. Gasoline prices were high and employment reports were very inconsistent throughout the quarter. In addition, sales were adversely impacted by storms and power outages related to five different hurricanes or tropical storms during the quarter. Management estimates that these weather issues impacted same-store sales by approximately 0.6%.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 87.2% during the third quarter of 2004 compared to 86.0% during the third quarter of 2003. Food and beverage costs amounted to 35.5% of sales for 2004 compared to 35.6% of sales for 2003. In 2004, food and beverage costs were adversely impacted by higher beef costs, which averaged 13% higher per pound than the per-pound cost during the third quarter of 2003. However, as compared to the prior year, beef costs moderated during the quarter, decreasing from +19% in July to +7% in September. These higher costs were more than offset by lower seafood and produce costs, the 4.0% menu factor and a heightened store-level focus on food cost controls. Management believes that per-pound beef costs during the fourth quarter of 2004 will be generally comparable to the fourth quarter of 2003. Payroll and benefits increased to 32.9% of sales in 2004 from 32.0% of sales in 2003 due principally to higher vacation and workers' compensation insurance costs as well as from a greater impact from the fixed components of store-level wages resulting from lower unit sales volumes. All other restaurant costs, including depreciation, amounted to 18.8% of sales for 2004 and 18.4% of sales for 2003 and were impacted in 2004 principally by higher utility and depreciation costs, partially offset by lower store opening costs. Depreciation expense was impacted by higher accelerated depreciation associated with store closings and by the fixed-cost nature of recurring depreciation charges.

General and administrative expenses increased to 5.0% of sales in 2004 from 4.6% of sales in 2003 due principally to higher legal and maintenance costs and from higher estimated franchise taxes.

Interest expense for the third quarters of both 2004 and  2003 amounted to 1.3% of sales. The effective average interest rate increased to 6.2% during the third quarter of 2004 from 5.8% in 2003.

An effective income tax rate of 34.0% was used for the third quarter of 2004 compared to 36.2% for the third quarter of 2003. The rate decrease resulted primarily from certain federal income tax credit hiring programs, such as the Work Opportunity Tax Credit program, and lower state income tax expense. Although the tax credit programs expired at the end of 2003, the Company continued to benefit during 2004 from credits associated with the 2003 new hires. These tax credit programs were re-enacted in early-October and will be retroactively applied to all eligible 2004 new hires. The estimated amount of these credits for all of 2004 will be recognized during the fourth quarter, and, accordingly, management estimates that the effective tax rate for the fourth quarter of 2004 will approximate 32.6%, resulting in an overall 2004 rate of around 33.6%.

Net earnings for the third quarter amounted to $9.2 million in 2004 compared to $11.0 million in 2003. Weighted-average shares (diluted) decreased 2.4% resulting principally from the Company's stock repurchase program (see "Liquidity and Capital Resources"). Accordingly, earnings per share (diluted) amounted to 22 cents for the third quarter of 2004 and 25 cents for the third quarter of 2003.

Nine months ended September 29, 2004 versus October 1, 2003

For the nine months ended September 29, 2004, restaurant sales were up 4.3% compared to the same period in 2003. Principal factors affecting 2004 sales growth include the 3.6% unit growth of Company-owned restaurants and a 0.9% increase in all-store AUS. Same-store sales and related factors for the first nine months of 2004 and 2003, as compared to their comparable prior years' periods, were as follows:

     Same-store                       2004     2003
     Sales                            0.5%     (1.2%)
     Customer count                   (3.3%)   (3.8%)
     Menu factor (principally pricing) 3.8%    2.6%

Cost of sales, as detailed above, for the first nine months of 2004 and 2003 amounted to 85.0% and 84.9% of sales, respectively. Food and beverage costs were 35.0% of sales for 2004 compared to 35.4% of sales for 2003. In 2004, food and beverage costs were impacted by the 3.8% menu factor and a heightened store-level focus on food cost controls, partially offset by higher beef prices. Payroll and benefits increased by 0.5% of sales to 32.1% of sales for 2004 from 31.6% of sales for 2003 due principally to higher medical and workers' compensation insurance and other store-level incentive costs. All other restaurant costs, including depreciation, for 2004 were consistent with 2003 amounts as a percentage of sales. In 2004, higher utility costs were offset by lower store opening costs.

General and administrative expenses increased by 0.2% of sales for the first nine months of 2004 due principally to higher performance-based bonuses.

Effective  income tax rates of 33.8% and 36.2% were  used  for
the  first  nine  months of 2004 and 2003, respectively.   The
explanation for this rate decrease is similar to the third quarter's discussion.

Net earnings for the first nine months of 2004 amounted to $38.8 million compared to $37.4 million in 2003. Weighted-average shares (diluted) decreased by 0.9%, resulting principally from the Company's stock repurchase program. Accordingly, earnings per share (diluted) amounted to 89 cents in 2004 compared to 86 cents in 2003.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is from its restaurants sales, which are primarily derived from cash, checks or credit / debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding section, capital expenditures and stock repurchases.

A comparison of the Company's sources and uses of funds for the nine-month periods ended September 29, 2004 and October 1, 2003 follow (in thousands):

                                2004     2003     Change
Net cash provided by operating
  activities                     $73,843   74,774     (931)
Net cash used in investing
  activities                     (44,705) (50,969)   6,264
Net cash used in financing
  activities                     (21,847)  (6,315) (15,532)
Net increase in cash and
  cash equivalents            $    7,291   17,490  (10,199)

Net cash provided by operating activities decreased by $0.9 million, resulting principally from the timing of income tax payments, significantly offset by higher cash flow generated by the Company's operations, as indicated by the higher net earnings and depreciation amounts for 2004 in the accompanying consolidated statements of cash flows. Net cash used in investing activities decreased by $6.3 million during the first nine months of 2004 due to lower capital expenditures in the third quarter of 2004 resulting from real estate delays and permitting issues. These issues have been largely resolved, and, based on current plans, capital expenditures for the fourth quarter are estimated at approximately $25 million due to increased real estate acquisitions and remodeling costs. Finally, net cash used in financing activities increased by $15.5 million as the Company increased its share repurchase activity and repaid a portion of the outstanding loans under its revolving credit facility during the first nine months of 2004.

At September 29, 2004, the Company's working capital deficit amounted to $54.8 million compared to a $25.0 million deficit at December 31, 2003. This increase stems primarily from an increase in the Company's current liabilities relating to outstanding debt that is due within one year ($12.0 million under the revolving credit facility and $18.7 million of the
9.02% senior notes). Management does not anticipate any adverse effects from the current working capital deficit due to the consistent level of cash flow provided by operations.

Total capital expenditures for the first nine months of 2004 amounted to $51.1 million. The Company opened 10 and closed six restaurants, including three openings and four closings for relocation purposes, during the first nine months of 2004. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2004, the Company plans to build and open four new restaurants, including one relocation. All new restaurants open with the display cooking/lodge-look format. This format involves a glass-enclosed grill and cooking area that extends into the dining room and the use of stone and wood inside and outside the building in order to present an atmosphere reminiscent of a mountain lodge. Management also intends to convert approximately four to six restaurants during the remainder of 2004 to the display cooking/lodge-look format. Management believes that the exterior package favorably impacts restaurant sales at converted restaurants by signaling to potential customers that changes have taken place inside the restaurant. All of the new and converted restaurants will operate under the "Fire Mountain" brand name in order to differentiate them from the older Ryan's and other restaurants that operate with a more traditional family steakhouse format. Total 2004 capital expenditures are estimated at $76.5 million. The Company is currently concentrating its efforts on Company-owned restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2008. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first nine months of 2004, the Company purchased 1,032,106 shares at an aggregate cost of $18.2 million. Through September 29, 2004, approximately 44.2 million shares, or 55% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $332.8 million. Management intends to proceed with the share repurchase program during the remainder of 2004 and in future years if, in management's opinion, the share price is at an attractive level, subject to the continued availability of capital, the limitations imposed by the Company's credit agreements, applicable securities regulations and the other factors described in "Forward-Looking Information."

At September 29, 2004, the Company's outstanding debt consisted of $75 million of 9.02% senior notes, $100 million of 4.65% senior notes and a $100 million revolving credit facility of which $12 million was outstanding at that date. After allowances for letters of credit and other items, there were approximately $76 million in funds available under the revolving credit facility at September 29, 2004. The Company's ability to draw on these funds may be limited by the financial covenants in the agreements governing both the senior notes and the revolving credit facility. At September 29, 2004, the Company was in compliance with all covenants under the loan agreements. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2004. The current revolving credit facility expires in January 2005, and management has engaged a leading U.S. bank to refinance the existing facility. Based on discussions with this bank and other potential participating lenders, management believes that the new facility will close in late 2004 and will be structured in a manner that appropriately supports the Company's current operations and growth plans. However, since final negotiations have not concluded, there can be no assurance that the refinancing will occur on anticipated terms or at all.

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

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt under the Company's revolving credit facility (see "Liquidity and Capital Resources"). At September 29, 2004, there was $12 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent change in interest rates throughout the quarter ended September 29, 2004 would have impacted interest expense by approximately $29,000 and net earnings by $19,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended September 29, 2004. The Company does not enter into financial instrument agreements for trading or speculative purposes.


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

During the third quarter of 2004, the Company did not make any changes in its internal controls over financial reporting that
have   materially  affected,  or  are  reasonably  likely   to
materially affect, those controls.


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

Item 2.   Unregistered Sales of Equity Securities and Use of
Proceeds.

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
                                      Publicly
                                      Announced
                                        Plan

        July           -        -     44,217,706   10,782,294
        (07/01/04
        -
        08/04/04)
        August         -        -     44,217,706   10,782,294
        (08/05/04
        -
        09/01/04)
        September      -        -     44,217,706   10,782,294
        (09/02/04
        -
        09/29/04)
        Total          -        -     44,217,706   10,782,294

       The Company commenced its stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of its common stock through December 2008. There were no purchases of the Company's common stock by or on behalf of the Company or any "affiliated purchaser" during the third quarter of 2004 other than through this stock repurchase program.

Item 6.                                 Exhibits.

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

Items 3, 4 and 5 are not applicable and have been omitted.

                            SIGNATURES

      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   RYAN'S RESTAURANT GROUP, INC.
                           (Registrant)



November 8, 2004         /s/Charles D. Way
                         Charles D. Way
                         Chairman and
                         Chief Executive Officer



November 8, 2004         /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer and Assistant Secretary
                         (Principal Financial and Accounting
                         Officer)



November 8, 2004         /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Vice President-Accounting and
                         Corporate Controller