Form 10-K
period 2004-12-29
RYANS RESTAURANT GROUP INC
filed 2005-03-04
CIK 355622

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-10943

Ryan’s Restaurant Group, Inc.

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

Common Stock, $1.00 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 20% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of June 30, 2004, was $662,507,000.

     The number of shares outstanding of the registrant’s Common Stock, $1.00 Par Value, was 41,916,000 at February 2, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K

Portions of Proxy Statement dated March 2, 2005	Part III

PART I

Item 1.	Business

General

      Ryan’s Restaurant Group, Inc., the registrant (together with its subsidiaries, referred to hereafter as the “Company”), is a South Carolina corporation that owns and operates restaurants located principally in the southern and midwestern United States. At December 29, 2004, the Company owned and operated 294 Ryan’s brand and 47 Fire Mountain brand restaurants. A Fire Mountain restaurant offers a selection of foods similar to a Ryan’s restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. Therefore, in total, at December 29, 2004, the Company owned and operated 341 restaurants. In addition, at December 29, 2004, seven Ryan’s restaurants were owned and operated by an unrelated third party under a franchise agreement with the Company. The Company, headquartered in Greer, South Carolina, was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. It has no revenues or assets outside the U.S.

      The Company maintains an Internet website at www.ryans.com. This website offers free access to the Company’s press releases and filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.

      The following table indicates the number of Company-owned restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ended December 29, 2004:

	Restaurant	Total Open
Year	Openings, Net	at Year-End

2000	12	301
2001	12	313
2002	11	324
2003	10	334
2004	7	341

Restaurant Operations

      General. The Company’s restaurants are family-oriented restaurants serving a wide variety of foods from centrally located scatter bars known collectively as the Mega Bar® buffet, as well as grilled entrees such as charbroiled steaks, hamburgers, chicken and seafood. The Mega Bar® includes fresh and pre-made salads, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All entree purchases include a trip to a bakery bar. Bakery bars feature hot and fresh-from-the-oven cookies, brownies and other bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All restaurants also offer a variety of non-alcoholic beverages. All restaurants have their Mega Bar® in a scatter bar format. This format breaks the Mega Bar® into island bars for easier customer access and more food variety.

      The Company’s current restaurant design features a display-style cooking area that is in the dining room and very visible and easily accessible to customers. A variety of meats and vegetables are grilled daily and available to customers as part of the buffet price. Customers go to the grill and can get hot, cooked-to-order steak, chicken, seafood or other grilled items placed directly from the grill onto their plate. This format was first implemented during 2000, and at the end of 2004, 186 of the Company’s restaurants operated with the display cooking format. In 2005, all new restaurants will open with display cooking, and current plans call for the conversion of 20 to 25 Ryan’s restaurants to the display cooking format.

      The Company’s restaurants are generally open seven days a week with typical hours of operation being 11:00 a.m. to 9:30 p.m. Sunday through Thursday and 11:00 a.m. to 10:30 p.m. Friday and Saturday. The average customer count per restaurant during 2004 was approximately 6,000 per week, and the average meal price per person was $7.95, including beverage. Management believes that the average table turns over every 30 to 45 minutes.

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

      Each restaurant management team reports to a district manager or district partner (under the District Partner Program described below). Individuals in these positions normally oversee the operations of four to nine restaurants and report to one of nine regional directors who may be at the Vice President level and, in every case, report to the Vice President-Operations. Communication and support from all corporate office departments are designed to assist all restaurant supervisory personnel (collectively referred to hereafter as “Restaurant Supervision”) in responding promptly to local concerns.

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

      In 1997, the Company initiated an Operating Partner Program in order to provide general managers with an additional career path and an opportunity to share in the profitability of their stores. After being selected and upon a $10,000 investment in the Company’s common stock, a general manager is promoted to Operating Partner and then receives monthly cash bonuses based on both the operating profit and profit improvement of the restaurant and also receives a deferred cash bonus at the end of a five-year contract period. The investment in the Company’s stock is made by each participant either by purchase in the open market or by the exercise of previously granted stock options with payment either from personal funds or through a loan program arranged by the Company with a commercial bank. An Operating Partner who completes his or her five years as an Operating Partner is eligible for promotion to Senior Operating Partner. Upon acceptance into the program, a new Senior Operating Partner receives a salary increase, continues on the Operating Partner bonus program and starts a new five-year deferred cash bonus period. At December 29, 2004, there were 108 Operating Partners and 38 Senior Operating Partners in place, collectively representing 146 or 43% of the Company’s restaurants at that date. The Company’s long-term goal is to have Operating Partners or Senior Operating Partners at approximately two-thirds of its restaurants.

      In 1999, the Company initiated a District Partner Program in order to reward top-performing district managers who were ready to assume additional responsibilities. After being selected and upon a $15,000 investment in the Company’s common stock (similar to the Operating Partner Program), a district manager is promoted to District Partner and then receives monthly cash bonuses based on both the operating profit and profit improvement of the restaurants under his or her supervision. At December 29, 2004, there were 22 District Partners supervising 156 restaurants. The Company’s goal is to have an additional five to seven District Partners in place at the end of 2005.

      Advertising. The Company does not rely extensively on advertising, spending less than one percent of restaurant sales during each of the years 2004, 2003 and 2002 on advertising. The Company’s advertising efforts consisted principally of targeted meal discounts utilizing coupons, billboard advertising, newspaper ads and a store-level local marketing program. Local marketing focuses on building customer relationships through community involvement and may include activities such as sponsoring a youth sports team, providing a meeting place for organizations or providing food for a special community event. The emphasis is on building relationships at the restaurant level that lead to word-of-mouth advertising and, in turn, to increased restaurant sales.

      In 2005, current plans are to continue to emphasize targeted couponing, billboard advertising, newspaper ads and the local marketing program. The Company reviews its overall marketing plans annually and may or may not utilize television or radio advertising in the future depending on various factors such as historical sales results from advertising, current and planned restaurant programs, current advertising cost levels and market penetration.

Expansion of Company-Owned Restaurants

      General. At December 29, 2004, the Company owned and operated 341 restaurants of which 294 were Ryan’s brand and 47 were Fire Mountain brand restaurants. During 2005, the Company plans to open 17 to 21 new Company-owned Fire Mountain restaurants, including four to six potential relocations. Target sites for these new restaurants are within or contiguous to the Company’s current 23-state operating area. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same market area. A relocation represents a redeployment of assets within a market. The following table summarizes the Company’s openings, closings, conversions (same site) and relocations during 2004, 2003 and 2002:

	2004	2003	2002

Ryan’s brand:
Beginning of year	312	322	312
New restaurants	—	9	13
Conversion to Fire Mountain	(12)	(16)	(1)
Relocations — opened	1	2	7
Relocations — closed	(5)	(3)	(7)
Closings	(2)	(2)	(2)

End of year	294	312	322

Fire Mountain brand:
Beginning of year	22	2	1
New restaurants	10	3	—
Conversion from Ryan’s	12	16	1
Relocations — opened	3	1	—
Relocations — closed	—	—	—
Closings	—	—	—

End of year	47	22	2

Total restaurants:
Beginning of year	334	324	313
New restaurants	10	12	13
Conversion to Fire Mountain — opened	12	16	1
Conversion from Ryan’s — closed	(12)	(16)	(1)
Relocations — opened	4	3	7
Relocations — closed	(5)	(3)	(7)
Closings	(2)	(2)	(2)

End of year	341	334	324

      Site Selection. The Company employs a real estate manager and uses both in-house real estate representatives and local brokers to locate potential new sites and to perform all preliminary site investigative work. Final approval is made by the Company’s executive management. Important factors in site selection include population, demographics, proximity to both business and residential areas, traffic count and site accessibility. Another factor in site selection for a Company-owned restaurant is its proximity to other Company-owned restaurants because this proximity improves the efficiency of the Company’s restaurant supervision, potential media advertising programs and distribution network.

      Construction. The Company presently acts as the general contractor for the construction of all of its restaurants. The Company’s in-house architectural staff draws up the detailed construction plans that are used by subcontractors selected by a Company project manager to perform the actual construction work. In addition to selecting and scheduling subcontractors, a Company project manager also procures materials, if necessary, and provides general oversight of the construction project. A Company construction superintendent is on site during the construction of each restaurant and closely supervises the progress and workmanship of the project. New restaurants are generally completed approximately four to five months from the commencement of construction. The average cost of a new Ryan’s or Fire Mountain restaurant (land, building and equipment) constructed in 2004 was approximately $3.1 million.

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

      The following table indicates the number of franchised restaurants closed each year, net of openings, and the total number of franchised restaurants open at each year-end during the 5-year period ended December 29, 2004:

	Net
	Restaurants	Total Open
Year	Closed	at Year-End

2000	—	23
2001	—	23
2002	(1)	22
2003	(4)	18
2004	(11)	7

      At December 29, 2004, the Company’s sole franchise agreement was with Family Steak Houses of Florida, Inc. (“FSH”) which, at that date, operated seven Ryan’s restaurants in central and northern Florida. FSH pays the Company a royalty rate equal to 4% of sales, as defined in the agreement. The franchise agreement with FSH was amended on December 17, 2003 so that over the following 18 months, FSH would either sell, close or convert to a non-affiliated brand its current Ryan’s restaurants, and the existing franchise relationship will be terminated by no later than June 30, 2005. The Company will continue to receive royalty fees on those restaurants operating under the Ryan’s brand through the termination date of the franchise agreement.

Sources and Availability of Raw Materials

      The Company has a centralized purchasing program which is designed to provide uniform product quality in all restaurants as well as reduced food, beverage and supply costs. The Company’s management establishes contracts for approximately 90% of its needs for food and other products from a variety of major suppliers under competitive terms. These contracts are then assigned to the Company’s third-party distributor, U.S. Foodservice (“USF”), which orders products for the Company’s restaurants. USF’s orders are based on restaurant-generated orders, historical usage patterns and usage estimates from the Company’s management. The beef used by the Company is obtained from seven midwestern suppliers based on price and availability of product. To ensure against interruption in the flow of beef supplies due to unforeseen or catastrophic events, USF maintains up to eight weeks supply of beef at its warehouses. All contract purchases, including beef, are delivered to one of three warehouses operated by USF, which in turn delivers products to the restaurants. Management does not believe that the Company is substantially dependent on the contract with USF. If the distribution contract with USF was terminated or not renewed, the Company believes that it could obtain comparably-priced distribution services from other national distribution companies, although a sudden, unexpected termination could cause a temporary increase in the Company’s supply costs and, potentially, a temporary disruption in distribution. The remaining 10% of the Company’s products (principally fresh produce) are purchased locally by restaurant management. The Company believes that satisfactory sources of supply are generally available for all the items used regularly in its operations.

Working Capital Requirements

      Working capital requirements for continuing operations are not significant. The Company’s restaurant sales are primarily derived from cash sales, and inventories are purchased on credit and rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories.

Trademarks and Service Marks

      The Company has registered various trademarks and service marks, including “Ryan’s®”, “Ryan’s Family Steak House®”, “Mega Bar®”, “Fire Mountain®”, and “Sensible Choices®”, and their related designs with the United States Patent and Trademark Office. All trademarks and service marks have stated expiration dates ranging from September 2007 to June 2012. However, they are renewable for an unlimited number of additional 10-year terms at the option of the Company.

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

Seasonality

      The Company’s operations are subject to some seasonal fluctuations. Average sales per restaurant have historically run approximately 5% less than the company-wide annual per-restaurant average during the first and fourth quarters and approximately 5% more than the company-wide annual average during the second and third quarters.

Research

      The Company maintains ongoing research programs relating to the development of new products and evaluation of marketing activities designed to measure positioning and consumer perceptions of the brands. The Company’s management staff includes a culinary development manager, whose responsibilities include enhancing and updating the Mega Bar® and grill selections. While research and development activities are important to the Company, past expenditures have not been and future expenditures are not expected to be material to the Company’s financial results.

Customers

      No material part of the Company’s business is dependent upon a single customer or a specific group of customers.

Regulation

      The Company is subject to licensing and regulation by health, sanitation, safety and fire agencies in the states and/or municipalities in which its restaurants are located. The Company’s restaurants are constructed to meet local and state building code requirements and are operated in material compliance with state and local regulations relating to the preparation and service of food. Generally the Company has not encountered significant obstacles to opening new restaurants as a result of difficulties or failures in obtaining the required licenses or approvals. However, more stringent or varied requirements of local and state governmental bodies could delay or prevent development of new restaurants in particular locations.

      The Company is subject to the Fair Labor Standards Act, which regulates matters such as minimum wage requirements, overtime and other working conditions, along with the Americans with Disabilities Act and various family leave mandates. A significant number of the Company’s restaurant team members are paid at the Federal minimum wage or, if higher, the applicable state minimum wage and, accordingly, legislated changes to the minimum wage rates affect the Company’s payroll costs. There has been legislation introduced to increase the minimum wage in the U.S. Congress and in the legislatures of approximately one-half of the states in which the Company operates. It is impossible to predict which increases will be implemented. If such increases were implemented, the Company expects that payroll costs, as a percent of sales, would increase. However, the Company is generally able to increase menu prices in order to cover most of the dollar impact of legislated payroll rate increases.

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

Employees

      At February 2, 2005, the Company employed approximately 24,000 persons, of whom approximately 23,700 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees (defined as working at least 30 hours per week) a competitive benefit package, which includes several health insurance plans, life insurance, vacation pay and a defined contribution retirement plan. All part-time employees are eligible to participate in certain health insurance plans and also receive vacation pay.

      None of the Company’s employees are represented by a union. The Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.

Information as to Classes of Similar Products or Services

      The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through either Company-operated or franchised restaurants. At December 29, 2004, the Company had no operations outside the continental United States.

Item 2.	Properties

      The Company owns substantially all of its restaurant properties, each of which is a free-standing masonry building of approximately 8,000 to 12,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 125 to 200 cars on sites of approximately 75,000 to 130,000 square feet. At December 29, 2004, all restaurant sites, except 19 properties under ground leases and one restaurant under an operating lease for the building and its underlying land, were owned by the Company.

      A listing of the number of the Company’s restaurant locations by state as of December 29, 2004 appears in the next paragraph. A detailed listing of restaurant locations may be obtained without charge by writing to the Company’s Corporate Secretary at its corporate office.

      As of December 29, 2004, the Company owned and operated 341 restaurants in 23 states as follows:

Alabama	21
Arkansas	9
Florida	4
Georgia	41
Illinois	11
Indiana	17
Iowa	4
Kansas	3
Kentucky	13
Louisiana	22
Maryland	1
Michigan	7
Mississippi	12
Missouri	19
North Carolina	25
Ohio	20
Oklahoma	6
Pennsylvania	5
South Carolina	34
Tennessee	27
Texas	23
Virginia	11
West Virginia	6

      The Company’s corporate offices consist of three office buildings (30,000, 16,000 and 2,000 square feet) and a 10,000 square foot warehouse facility, all of which are located in Greer, South Carolina. The office buildings (land and building) are owned by the Company. The warehouse facility is leased with an initial term ending in July 2005 and renewal terms extending through July 2007.

      From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at December 29, 2004, 10 closed restaurant properties were offered for sale. The Company believes that the eventual disposition or non-disposition of all such properties will not materially affect its business or financial condition, taken as a whole.

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

      In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these other actions should have a material adverse effect on the Company’s business or financial condition, taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The information regarding the quarterly market prices of the Company’s common stock for each quarterly period in the 2004 and 2003 fiscal years is set forth below. The common stock is listed on The Nasdaq Stock Market under the symbol RYAN. The Company has never paid cash dividends on its common stock and does not expect to pay such dividends in the foreseeable future. At February 2, 2005, the Company’s common stock was held by approximately 4,000 stockholders of record. The closing price quotation of the Company’s common stock on February 2, 2005 was $14.16 per share. The following table lists the high and low prices of the Company’s common stock for each quarter during 2004 and 2003:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004:
High	$17.60	18.82	16.69	15.76
Low	14.96	15.44	13.55	13.39
2003:
High	12.06	13.99	14.56	15.98
Low	9.85	10.51	12.48	12.54

      The Company is party to long-term credit agreements (see Item 7A) that prohibit the payment of cash dividends but permit the payment of dividends solely in the Company’s common stock.

      The following table provides information on the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the number of securities remaining available for future issuance.

Equity Compensation Plan Information at Last Fiscal Year-End

(c)
Number of
	(a)		Securities
	Number of		Remaining Available
	Securities To Be	(b)	for Future Issuance
	Issued upon	Weighted-Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding Options,	(Excluding
	Options, Warrants	Warrants and Rights	Securities Reflected
Plan Category	and Rights (#)	($/Sh)	in Column(a))(#)

Equity compensation plans approved by security holders	3,085,000	9.73	3,276,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,085,000	9.73	3,276,000

      The Company did not repurchase any equity securities during the fourth quarter of 2004.

Item 6.	Selected Financial Data

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

FIVE-YEAR FINANCIAL SUMMARY

	2004	2003	2002	2001	2000(a)

	(In thousands, except earnings per share, ratios and
	number of Company-owned restaurants)
Consolidated Statements of Earnings Data
Restaurant sales	$827,015	805,009	773,817	745,163	704,624
Cost of sales:
Food and beverage	288,083	283,535	275,674	270,155	263,799
Payroll and benefits	267,698	256,574	242,191	226,950	212,108
Depreciation	34,194	32,503	30,226	30,238	27,668
Other restaurant expenses	117,229	112,872	104,337	101,406	90,051

Total cost of sales	707,204	685,484	652,428	628,749	593,626

General and administrative expenses	41,416	38,600	37,263	38,447	34,855
Interest expense	10,640	10,216	9,302	11,687	13,905
Royalties from franchised restaurants	(1,161)	(1,503)	(1,663)	(1,281)	(1,171)
Other income, net	(2,602)	(2,709)	(2,486)	(2,824)	(2,413)

Earnings before income taxes	71,518	74,921	78,973	70,385	65,822
Income taxes	24,592	25,098	28,588	25,339	23,839

Net earnings	$46,926	49,823	50,385	45,046	41,983

Earnings per share(b):
Basic	$1.12	1.18	1.15	0.98	0.85
Diluted	1.09	1.14	1.11	0.95	0.85
Weighted-average shares(b):
Basic	41,803	42,210	43,680	45,881	49,196
Diluted	43,235	43,754	45,518	47,519	49,643
Selected Other Consolidated Data
Working capital deficit	$(45,394)	(24,328)	(24,684)	(23,532)	(31,263)
Current ratio	0.3/1	0.5/1	0.5/1	0.6/1	0.3/1
Cash provided by operations	$90,392	94,512	82,431	84,944	79,509
Property and equipment additions	76,333	76,853	74,125	51,982	58,369
Total assets	684,346	651,689	613,079	583,129	556,061
Long-term debt (including current portion)	183,000	196,000	202,000	178,000	192,000
Repurchases of common stock	18,208	18,464	51,950	22,322	43,758
Shareholders’ equity	395,606	356,940	320,481	316,754	282,429
Company-owned restaurants open at end of year	341	334	324	313	301

(a)	Indicates a 53-week period

(b)	All amounts have been restated to reflect the 3-for-2 stock split in May 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

      The Company’s principal business is the ownership and operation of family dining restaurants with grill/buffet formats under the “Ryan’s” and “Fire Mountain” brand names. At December 29, 2004, the Company operated 341 restaurants (294 Ryan’s brand and 47 Fire Mountain brand) in 23 states. The principal product for both brands is a self-service buffet, which features hand-carved and other meats, vegetables, pizza, soups, fresh and prepared salads, fruit, bakery products and soft-serve ice cream and yogurt. About one-half of the Ryan’s restaurants and all of the Fire Mountain restaurants also have the display cooking format, which involves a glass-enclosed grill and cooking area that extends into the dining room. At restaurants with the display cooking format, a variety of meats, such as steak, chicken and seafood, are grilled daily and available to customers as part of the buffet price. Plated, grilled entrée selections are also available at the Ryan’s restaurants without the display cooking format. Both brands are characterized by their friendly and attentive service and affordable prices.

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

      Restaurant sales can be impacted by changes in personal income levels, changes in consumers’ preference for family dining and food safety concerns by consumers. In 2004, the average ticket, or sale, per customer at Ryan’s and Fire Mountain combined was $7.95. The Company’s restaurants are especially popular with families and senior citizens, and management strives to attract and retain these customer groups by serving good food at affordable prices. Management believes that this pricing policy helps the Company’s restaurants remain a favorable dining choice even when its customers undergo economic hardships.

      Management also recognizes the increase in restaurant choices for consumers and the growing popularity of casual-dining restaurants over the past ten years. The Ryan’s brand, which was started in 1978, has undergone many format changes over the years. About one-half of the Ryan’s restaurants have a traditional family steakhouse format, which is characterized by customers carrying their drinks and silverware to their tables and á la carte entrée selections that are available in addition to the buffet described above. The display cooking format is not available at these restaurants. The format in the other Ryan’s restaurants has been modified to feature display cooking, and drinks and silverware are brought to the tables by servers. The only menu selection available to customers is the buffet. The Fire Mountain brand incorporates the changes made to the modified Ryan’s and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. By providing more complete table service and surroundings that are more visually interesting, management believes that the Fire Mountain brand gives consumers an affordable alternative to other casual-dining concepts. Growth plans for the Ryan’s and Fire Mountain brands are described below in “Liquidity and Capital Resources”.

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

      Sales and profit growth can be impacted if the Company cannot recruit and retain store managers. To meet this challenge, the Company pays competitive salaries and bonuses and, through its store growth, offers excellent opportunities for future promotions. In addition, many managers are on a rotating four-day weekly work schedule, and manager transfers are made only for special circumstances. The Company also offers an Operating Partner Program for qualified managers, who, upon invitation and then joining the plan, can stay in their respective restaurants for a five-year period. Operating Partners receive cash bonuses based on both the operating profit and profit improvement of their respective restaurants and also receive a deferred cash bonus at the end of the five-year period. An Operating Partner who completes his or her five years as an Operating Partner is eligible for promotion to Senior Operating Partner. Upon acceptance into the program, a new Senior Operating Partner receives a salary increase and starts a new five-year deferred cash bonus cycle. At December 29, 2004, there were 108 Operating Partners and 38 Senior Operating Partners in place, collectively representing 146 or 43% of the Company’s restaurants at that date. The Company’s long-term goal is to have Operating Partners or Senior Operating Partners at approximately two-thirds of its restaurants.

      Principal risks to the Company’s sales and profit growth plans include unsuitable locations for new or existing restaurants, significant increases in product costs and ineffective controls over restaurant operating costs. Sites for new restaurants are evaluated using both demographic software and on-site visits. Consumer income, population density, traffic patterns and retail proximity are important factors used in site selection. Also, executive management visits and approves all sites prior to purchase. Existing sites are also periodically reviewed for long-term suitability, and restaurants may be relocated to new sites within the same market area if changing retail conditions have made an existing site unsuitable for long-term growth prospects. During 2004, the Company relocated four restaurants, resulting in average sales increases at the new sites in excess of 50% over the prior year. Significant increases in product costs may also adversely affect store-level profits. Fortunately, due to the wide variety of products offered at the restaurants, there are typically decreases in the cost of other products to offset many cost increases. Subject to competitive factors, menu price increases can be implemented to maintain profit levels. However, this step is normally taken as a last measure by the Company in order to maintain affordable pricing for its customers. Finally, the Company maintains strong cost controls supplemented by an incentive bonus system that rewards managers for good sales and cost containment performance. Food and payroll costs are measured weekly, and store-level profits provide the basis for certain bonus payments for store managers, particularly those managers in the Operating Partner Program, as well as for their supervisory personnel.

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

Asset Lives

      Property and equipment are recorded at cost, less accumulated depreciation. Buildings and land improvements are depreciated over estimated useful lives ranging from 25 to 39 years, and equipment is depreciated over estimated useful lives ranging from 3 to 20 years. Depreciation expense for financial statement purposes is calculated using the straight-line method. Management is responsible for estimating the initial useful lives and any revisions thereafter and bases its estimates principally on historical usage patterns of the assets. Such revisions to the useful lives have not significantly impacted the Company’s results of operations in recent years. Material differences in the amount of reported depreciation could result if different assumptions were used.

Impairment of Long-Lived Assets

      Long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews restaurants for possible impairment if the restaurant has had cash flows of $50,000 or less in the aggregate over the previous 12 months or if it has been selected for relocation and the new site is under construction. For restaurants that will continue to be operated, the carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, over the remaining useful life of the restaurant. The estimate of future cash flows is based on management’s review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management’s knowledge of current and planned development near the restaurant site and on current market transactions. Each of these estimates is based on assumptions, such as with respect to future sales and costs, that may differ materially from actual results. If the carrying amount exceeds the sum of the estimated undiscounted future cash flows, the carrying value is reduced to the restaurant’s current fair value. If the decision has been made to close and sell a restaurant, the carrying value of that restaurant is reduced through accelerated depreciation to its current fair value less costs to sell and is no longer depreciated. Total impairment costs, including related accelerated depreciation charges, amounted to $1,042,000 in 2004, $936,000 in 2003 and $1,480,000 in 2002.

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

Net Earnings

      The following table presents items in the consolidated statements of earnings as a percentage of restaurant sales and the percentage change of the dollar amounts between years:

	Percentage of Restaurant Sales			Percentage Change

	2004	2003	2002	2004/2003	2003/2002

Restaurant sales	100.0%	100.0	100.0	2.7%	4.0

Cost of sales:
Food and beverage	34.8	35.2	35.6	1.6	2.9
Payroll and benefits	32.4	32.0	31.3	4.3	5.9
Depreciation	4.1	4.0	3.9	5.2	7.5
Other restaurant expenses	14.2	14.0	13.5	3.9	8.2

Total cost of sales	85.5	85.2	84.3	3.2	5.1

General and administrative expenses	5.0	4.7	4.8	7.3	3.6
Interest expense	1.3	1.3	1.2	4.2	9.8
Royalties from franchised restaurants	(0.1)	(0.2)	(0.2)	(22.8)	(9.6)
Other income, net	(0.3)	(0.3)	(0.3)	(3.9)	9.0

Earnings before income taxes	8.6	9.3	10.2	(4.5)	(5.1)
Income taxes	3.0	3.1	3.7	(2.0)	(12.2)

Net earnings	5.6%	6.2	6.5	(5.8)%	(1.1)

2004 Compared to 2003

      Total restaurant sales increased by $22.0 million, or 2.7%, to $827.0 million in 2004 from $805.0 million in 2003. The sales increase resulted from incremental sales, amounting to approximately $26.1 million, from new restaurants opened in 2004 and 2003, partially offset by a 0.7% decrease in same-store sales. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores are included in the same-store sales calculation, provided that their underlying stores were operating for at least 18 months. Same-store sales and related factors in 2004 compared to 2003 and 2003 compared to 2002 were as follows:

Same-store	2004	2003

Sales	(0.7)%	0.1%
Customer count	(4.3)%	(2.7)%
Menu factor	3.6%	2.8%

      Same-store sales weakened during 2004 as the year progressed, declining from up 4.8% during the first quarter to down 4.4% during the fourth quarter. Same-store customer counts also decreased during 2004, with a 1.1% increase during the first quarter and a 7.6% decrease during the fourth quarter. The menu factor principally represents year-over-year menu price increases.

      Management attributes the weak sales trends during 2004 to declining consumer confidence levels. High energy costs and uncertain economic conditions impacted restaurant sales throughout the last half of the year. Customers experienced increased gasoline and home energy costs, resulting in more careful spending and fewer restaurant visits. In addition, harsh weather conditions, particularly hurricanes in August and September and severe winter weather in December, adversely affected 2004 sales results.

      During 2004, the Company opened 10 new and relocated four restaurants. All new restaurants in 2004 were opened with the display cooking format and lodge-look exterior and achieved first-year annualized sales volumes that averaged $3.0 million per restaurant. Seven restaurants were closed during 2004, five of which were for relocation. Management defines a relocation as a restaurant opened within 6 months after the closing of another restaurant in the same market area. A relocation generally results in an opening and a closing in the same year. However, one restaurant that was closed during 2004 for relocation reopened in early 2005. Accordingly, at the end of 2004 and 2003, the Company owned and operated 341 and 334 restaurants, respectively.

      Total cost of sales increased 3.2% to $707.2 million in 2004 from $685.5 million in 2003. Such costs, as a percentage of sales, were 85.5% for 2004 and 85.2% for 2003. These costs are presented in a tabular format in the “Net Earnings” section above and discussed more fully in the following paragraph.

      Food and beverage costs decreased to 34.8% of sales in 2004 from 35.2% of sales in 2003 resulting principally from lower seafood and produce prices, partially offset by higher beef costs. Menu price increases and an increased store-level focus on cost control by managers also contributed to lower food costs as a percent of sales. Payroll and benefits increased to 32.4% of sales in 2004 from 32.0% of sales in 2003 due to higher store management salaries and medical insurance expense. All other restaurant costs, including depreciation, increased to 18.3% of sales in 2004 compared to 18.0% of sales in 2003 due mainly to higher utility costs.

      General and administrative expenses increased to 5.0% of sales in 2004 from 4.7% of sales in 2003 due principally to the leveraging effect that the lower 2004 average unit sales levels had on this mainly fixed-cost category.

      Interest expense amounted to $10.6 million in 2004 (1.3% of sales) compared to $10.2 million in 2003 (1.3% of sales). The Company’s weighted average interest rate was 6.2% and 5.5% for 2004 and 2003, respectively. Interest expense in 2004 was impacted by a $14.9 million decrease in average outstanding debt during 2004. The Company did not have any share repurchase transactions after May 2004, and excess cash was used to repay loans under the Company’s revolving credit facility (see “Liquidity and Capital Resources”).

      Royalties from franchised restaurants decreased to $1.2 million in 2004 from $1.5 million in 2003 due principally to Family Steak Houses of Florida, Inc. (“FSH”), the Company’s sole franchisee, operating fewer stores in the current year. In December 2003, the Company and FSH amended their franchise agreement so that over the following 18 months, FSH would either sell, close or convert to a non-affiliated brand its current Ryan’s restaurants, and the existing franchise relationship would be terminated by no later than June 30, 2005. FSH operated seven Ryan’s restaurants at December 29, 2004. Management plans to open Company-owned restaurants in FSH’s former territory, starting in 2005.

      Based upon the above changes to revenues and expenses, earnings before income taxes decreased to $71.5 million in 2004 from $74.9 million in 2003.

      The effective income tax rate for 2004 increased to 34.4% compared to 33.5% in 2003 due principally to higher state income tax expense, partially offset by higher federal employment-related tax credits. State income tax expense in 2004 increased as a result of certain judicial and administrative rulings that adversely affected the Company’s current and past state tax positions.

      Net earnings decreased to $46.9 million in 2004 (5.6% of sales) from $49.8 million in 2003 (6.2% of sales). Diluted weighted-average shares decreased by 1.2% to 43,235,000 in 2004 compared to 43,754,000 in 2003 due to the Company’s stock repurchase program. Accordingly, diluted earnings per share (“DEPS”) decreased by 4.4% to $1.09 in 2004 from $1.14 in 2003.

2003 Compared to 2002

      Total restaurant sales increased by $31.2 million, or 4.0%, to $805.0 million in 2003 from $773.8 million in 2002. Incremental sales from restaurants opened in 2003 and 2002 amounted to approximately $38.3 million and were partially offset by an estimated $7.1 million loss in sales associated with the temporary closing of 27 stores for conversion to the display cooking format with a lodge-look exterior. Each such store was closed for approximately four to six weeks during the conversion process. Same-store sales and related factors in 2003 compared to 2002 and 2002 compared to 2001 were as follows:

Same-store	2003	2002

Sales	0.1%	(0.7)%
Customer count	(2.7)%	(4.6)%
Menu factor	2.8%	3.9%

      Same-store sales during 2003 improved as the year progressed, ranging from down 4.2% during the first quarter to up 4.0% during the fourth quarter. Same-store customer counts also improved during 2003, with a 7.2% decline during the first quarter and a 0.8% increase during the fourth quarter. Management attributes this sales trend principally to an improving retail environment, the Company’s lodge-look conversions and the implementation of a store-level marketing program. The menu factor principally represents year-over-year menu price increases.

      During 2003, the Company opened 12 new and relocated three restaurants. Accordingly, at the end of 2003 and 2002, the Company owned and operated 334 and 324 restaurants, respectively.

      Total cost of sales increased 5.1% to $685.5 million in 2003 from $652.4 million in 2002. Such costs, as a percentage of sales, were 85.2% for 2003 and 84.3% for 2002. These costs are presented in a tabular format in the “Net Earnings” section above and discussed more fully in the following paragraph.

      Food and beverage costs decreased to 35.2% of sales in 2003 from 35.6% of sales in 2002 resulting from menu price increases, an increased store-level focus on cost control and lower seafood, poultry and pork prices, partially offset by higher beef costs. Payroll and benefits increased to 32.0% of sales in 2003 from 31.3% of sales in 2002 due to higher store management pay and payroll tax expense, partially offset by well-controlled hourly labor costs. All other restaurant costs, including depreciation, increased to 18.0% of sales in 2003 compared to 17.4% of sales in 2002 due to higher natural gas, depreciation, store opening and local store advertising costs.

      General and administrative expenses decreased to 4.7% of sales in 2003 from 4.8% of sales in 2002 due principally to the phase-out of the hidden shopper bonus program during 2002.

      Interest expense amounted to $10.2 million in 2003 (1.3% of sales) compared to $9.3 million in 2002 (1.2% of sales). The Company’s weighted average interest rate was 5.5% for both 2003 and 2002. Average debt levels increased by $8.1 million in 2003 as higher cash balances were maintained during much of the year due to the timing of payments related to the Company’s revolving credit facility.

      Royalties from franchised restaurants decreased to $1.5 million in 2003 from $1.7 million in 2002 due principally to FSH operating fewer stores in the current year.

      Based upon the above changes to revenues and expenses, earnings before income taxes decreased to $74.9 million in 2003 from $79.0 million in 2002.

      The effective income tax rate for 2003 decreased to 33.5% compared to 36.2% in 2002 due to higher federal and state tax credits and lower state income tax expense.

      Net earnings decreased to $49.8 million in 2003 (6.2% of sales) from $50.4 million in 2002 (6.5% of sales). Diluted weighted-average shares decreased by 3.9% to 43,754,000 in 2003 compared to 45,518,000 in 2002 due to the Company’s stock repurchase program. Accordingly, DEPS increased by 2.7% to $1.14 in 2003 from $1.11 in 2002.

Liquidity and Capital Resources

      The Company’s principal source of liquidity is from its restaurants sales, which, as noted above, are primarily derived from cash, checks or credit/debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding sections, capital expenditures and share repurchases.

      A comparison of the Company’s sources and uses of funds for 2004 and 2003 follow (in millions):

	2004	2003	Change

Net cash provided by operating activities	$90.4	94.5	(4.1)
Net cash used in investing activities	(66.5)	(67.6)	1.1
Net cash used in financing activities	(25.2)	(20.9)	(4.3)

Net increase (decrease) in cash and cash equivalents	$(1.3)	6.0	(7.3)

      Net cash provided by operating activities decreased due to lower net earnings in 2004 combined with large increases in self-insurance and accrued compensation liabilities in 2003 that did not reoccur in 2004. These increases generated available cash in 2003. At December 29, 2004, the Company’s working capital amounted to a $45.4 million deficit compared to a $24.3 million deficit at December 31, 2003. The $21.1 million change in working capital resulted primarily from the first payment on the 9.02% senior notes, amounting to $18.8 million, becoming current in 2004. The Company does not anticipate any adverse effect from the current working capital deficit due to the significant and steady level of cash flow provided by operations.

      Net cash used in investing activities decreased by $1.1 million. Total capital expenditures decreased to $76.3 million in 2004 from $76.8 million in 2003 due to lower new store expenditures for buildings and equipment being almost entirely offset by higher land purchases. Proceeds from the sale of property and equipment increased by $0.6 million in 2004. These sales typically involve closed restaurant properties and excess land and occur on an irregular basis during any given year.

      During 2005, the Company plans to build and open 17 to 21 new restaurants, including four to six potential relocations, with an average unit cost (including land) of approximately $3.3 million. These restaurants will open with display cooking and a lodge-look exterior and will operate with the Fire Mountain brand name. Management also intends to remodel approximately 20 to 25 Ryan’s brand restaurants with these same features at an estimated total cost of $18 million. Each remodeled restaurant will operate as either a Ryan’s or a Fire Mountain based on the conditions of its particular market. Important factors for the branding decision include the historical sales and profit performance of the existing Ryan’s restaurant, the market’s competitive environment and management’s opinion of the market’s disposition towards the Ryan’s brand name. Total 2005 capital expenditures are estimated at $94 million. The Company is currently concentrating its efforts on Company-owned restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

      Net cash used in financing activities increased by $4.3 million due principally to a $7.0 million increase in the repayment of the revolving credit facility, partially offset by a $2.9 million increase in proceeds from stock options exercised. Cash used for repurchases of common stock decreased $0.3 million from the prior year.

      The Company began its stock repurchase program in March 1996 and is currently authorized to repurchase up to an aggregate 55 million shares of its common stock through January 2008. At December 29, 2004, approximately 44.2 million shares, or 55% of total shares outstanding at the beginning of the repurchase program, had been purchased at an average cost of $7.53 per share, amounting to $332.8 million in total. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. The Company’s current credit agreements generally limit share repurchases to 50% of net earnings. Additional repurchases are allowed based on capital expenditure levels. Even though the Company has not repurchased any shares since May 2004, management intends to actively proceed with the repurchase program through 2005, subject to the continued availability of capital, the aforementioned limitations imposed by the credit agreements, applicable securities regulations and the other factors described in “Forward-Looking Information”.

      The Company’s contractual obligations at December 29, 2004 were as follows:

	Payments Due by Period (in millions)

		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Due in fiscal year		2005	2006-2007	2008-2009	After 2009
Long-term debt (including current portion)	$183.0	18.8	51.8	55.3	57.1
Operating leases	10.6	1.2	2.3	1.7	5.4
Construction obligations	10.1	10.1	—	—	—

Total	$203.7	30.1	54.1	57.0	62.5

The Company’s long-term debt and operating leases are described in footnotes 3 and 5, respectively, of the accompanying consolidated financial statements. Construction obligations represent commitments for store construction ($9.4 million) and land purchases ($0.7 million). The Company has also entered into various contracts for food and other restaurant supply purchases that set pricing and product specifications, but do not specify any minimum purchase quantities.

      At December 29, 2004, the Company’s debt consisted of $75 million of 9.02% senior notes, $100 million of 4.65% senior notes and a $150 million revolving credit facility of which $8 million was outstanding. During December 2004, the Company refinanced its revolving credit facility, increasing the maximum borrowing level from $100 million to $150 million. The loan agreements contain minimum net worth requirements and maximum leverage ratios as well as restrictions on future stock repurchases, dividends, capital expenditures, investments and sales of assets.

      After allowances for letters of credit and other items, there was approximately $129 million in funds available under the revolving credit facility at December 29, 2004. During 2005, management estimates that cash generated from operations will approximate the Company’s capital expenditure requirements. Additional cash is expected to be generated from the proceeds from property sales and from the exercise of stock options. Additional debt may be incurred in order to meet the Company’s share repurchase objectives. However, based on current projections and target debt levels, management estimates that no more than $15 million of additional borrowings during 2005 will be required.

      The Company’s ability to draw on these funds may be limited by restrictions in the agreements governing both sets of senior notes and the revolving credit facility. Management believes that, based on current plans, these restrictions will not impair the Company’s operations during 2005.

      Management believes that its current capital structure is sufficient to meet its 2005 requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.

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

      In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these other actions should have a material adverse effect on the Company’s business or financial condition, taken as a whole.

New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. For entities acquired or created before February 1, 2003, this interpretation was effective by no later than the end of the first interim or reporting period ending after March 15, 2004, except for those variable interest entities that are considered to be special purpose entities, for which the effective date was by no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation was effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 has not affected the Company’s consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which amends SFAS No. 123 and SFAS No. 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, and will be effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the effect that this accounting change will have on its financial position and results of operations. See Note 1 to the accompanying consolidated financial statements for the pro forma effect on reported net earnings as if SFAS No. 123 had been in effect for the three years ended December 29, 2004.

Impact of Inflation

      The Company’s operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company’s restaurant team members are paid at the Federal minimum wage or, if higher, the applicable state minimum wage and, accordingly, legislated changes to the minimum wage rates affect the Company’s payroll costs. There has been legislation introduced to increase the minimum wage in the U.S. Congress and in the legislatures of approximately one-half of the states in which the Company operates. It is impossible to predict which increases will be implemented. If such increases were implemented, the Company expects that payroll costs, as a percent of sales, would increase. However, the Company is generally able to increase menu prices in order to cover most of the dollar impact of legislated payroll rate increases.

      The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Sales prices were increased by 3.6% in 2004 and 2.8% in 2003.

Forward-Looking Information

      In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this annual report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company’s actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words “estimates”, “plans”, “anticipates”, “expects”, “intends”, “believes” and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company’s best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all relevant factors, the following could cause actual results to differ materially from expectations: general economic conditions, including consumer confidence levels; competition; developments affecting the public’s perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; an adverse food safety event; weather fluctuations; interest rate fluctuations; stock market conditions; political environment (including acts of terrorism and wars); and other risks and factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission, including this Form 10-K. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of the Company’s stock repurchase program during 2005 and future years depends upon the financial performance of the Company’s restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company’s loan agreements that govern both the senior notes and the revolving credit facility, and the maximum debt and share repurchase levels authorized by the Company’s Board of Directors.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The Company’s exposure to market risk relates primarily to changes in interest rates. At December 29, 2004, approximately 96% of the Company’s outstanding debt was fixed-rate, consisting of $75 million of 9.02% senior notes due in 2008 with principal payments commencing in 2005 and $100 million of 4.65% senior notes due in 2013 with principal payments beginning in 2007. The Company’s variable-rate debt consists of loans outstanding under a $150 million revolving credit facility with several banks due in 2009, bearing interest at various floating interest rates plus a variable spread currently set at 1.000%. All loans are secured by the stock of the Company’s wholly-owned subsidiaries.

      The Company is exposed to interest rate risk on the variable-rate debt, which, as noted above, consists of loans outstanding under the revolving credit facility (see “Liquidity and Capital Resources”). At December 29, 2004, there were $8 million in outstanding loans under this facility. Interest rates for the facility generally change in response to the London Interbank Offered Rate (“LIBOR”). Management estimates that a one-percent change in interest rates throughout the year ended December 29, 2004 would have impacted interest expense by approximately $131,000 and net earnings by $86,000.

      While the Company has entered into derivative financial instrument agreements in the past, there were no such agreements outstanding during the year ended December 29, 2004. The Company has never entered into financial instrument agreements for trading or speculative purposes.

      The following table presents information regarding the Company’s long-term debt based on total outstanding debt balances as of December 29, 2004. The contractually required principal repayments and their related average interest rates by maturity date are presented in the table. For the variable-rate debt, the average interest rate is based on the two-month LIBOR at December 29, 2004 plus the current applicable margin of 1.000%. The applicable margin is subject to increase up to a maximum of 1.250% or decrease to a minimum of 0.625% in future years depending upon changes to the Company’s ratio of funded debt to EBITDA. The fair value of the variable-rate debt approximates its carrying amount at December 29, 2004 due to the variable-rate provisions of the related debt instruments. During 2004, the variable-rate debt had an average interest rate of 2.8%. The fair value of the fixed-rate debt is based on borrowing rates available to the Company for notes with similar terms and average maturities at December 29, 2004.

	As of December 29, 2004 Expected Maturity Dates

						There-		Fair
Liabilities (dollars in millions)	2005	2006	2007	2008	2009	after	Total	Value

Long-term debt:
Variable rate	—	—	—	—	$8.0	—	8.0	8.0
Average interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	—	3.5%
Fixed rate — 2000 senior notes	$18.8	18.8	18.7	18.7	—	—	75.0	83.4
Average interest rate	9.0%	9.0%	9.0%	9.0%	—	—	9.0%
Fixed rate — 2003 senior notes	—	—	$14.3	14.3	14.3	57.1	100.0	99.6
Average interest rate	4.7%	4.7%	4.7%	4.7%	4.7%	4.7%	4.7%

Item 8.	Financial Statements and Supplementary Data

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended

	December 29,	December 31,	January 1,
	2004	2003	2003

	(In thousands, except earnings per share)
Restaurant sales	$827,015	805,009	773,817

Cost of sales:
Food and beverage	288,083	283,535	275,674
Payroll and benefits	267,698	256,574	242,191
Depreciation	34,194	32,503	30,226
Other restaurant expenses	117,229	112,872	104,337

Total cost of sales	707,204	685,484	652,428

General and administrative expenses	41,416	38,600	37,263
Interest expense	10,640	10,216	9,302
Royalties from franchised restaurants	(1,161)	(1,503)	(1,663)
Other income, net	(2,602)	(2,709)	(2,486)

Earnings before income taxes	71,518	74,921	78,973
Income taxes	24,592	25,098	28,588

Net earnings	$46,926	49,823	50,385

Earnings per share:
Basic	$1.12	1.18	1.15
Diluted	1.09	1.14	1.11
Weighted-average shares:
Basic	41,803	42,210	43,680
Diluted	43,235	43,754	45,518

See accompanying notes to consolidated financial statements.

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29,	December 31,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,354	8,617
Receivables	4,639	4,293
Inventories	5,611	5,648
Prepaid expenses	1,016	1,758
Deferred income taxes	5,110	5,150

Total current assets	23,730	25,466

Property and equipment:
Land and improvements	162,082	154,528
Buildings	480,781	449,561
Equipment	271,431	252,611
Construction in progress	31,531	25,789

	945,825	882,489
Less accumulated depreciation	295,852	264,339

Net property and equipment	649,973	618,150

Other assets	10,643	8,073

Total assets	$684,346	651,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,963	6,580
Current portion of long-term debt	18,750	—
Income taxes payable	1,842	1,288
Accrued liabilities	42,569	41,926

Total current liabilities	69,124	49,794

Long-term debt	164,250	196,000
Deferred income taxes	47,674	42,824
Other long-term liabilities	7,692	6,131

Total liabilities	288,740	294,749

Shareholders’ equity:
Common stock of $1.00 par value; authorized 100,000,000 shares; issued 41,890,000 in 2004 and 41,843,000 in 2003	41,890	41,843
Additional paid-in capital	3,878	1,412
Retained earnings	349,838	313,685

Total shareholders’ equity	395,606	356,940

Commitments and contingencies

Total liabilities and shareholders’ equity	$684,346	651,689

See accompanying notes to consolidated financial statements.

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 29,	December 31,	January 1,
	2004	2003	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$46,926	49,823	50,385
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,968	34,445	31,644
Gain on sale of property and equipment	(1,097)	(150)	(28)
Tax benefit from exercise of stock options	3,337	1,412	1,784
Deferred income taxes	4,890	2,975	8,328
Decrease (increase) in:
Receivables	(346)	717	(204)
Inventories	37	(529)	(28)
Prepaid expenses	742	(492)	(450)
Income taxes receivable	—	2,739	(2,739)
Other assets	(2,206)	(1,130)	(528)
Increase (decrease) in:
Accounts payable	(617)	(2,090)	(2,532)
Income taxes payable	554	1,288	(3,238)
Accrued liabilities	643	4,447	(698)
Other long-term liabilities	1,561	1,057	735

Net cash provided by operating activities	90,392	94,512	82,431

Cash flows from investing activities:
Proceeds from sale of property and equipment	9,877	9,240	5,467
Capital expenditures	(76,333)	(76,853)	(74,125)

Net cash used in investing activities	(66,456)	(67,613)	(68,658)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	100,000	—
Net proceeds from (repayment of) revolving credit facility	(13,000)	(106,000)	24,000
Debt issuance costs	(602)	(160)	—
Proceeds from stock options exercised	6,611	3,688	3,508
Repurchases of common stock	(18,208)	(18,464)	(51,950)

Net cash used in financing activities	(25,199)	(20,936)	(24,442)

Net increase (decrease) in cash and cash equivalents	(1,263)	5,963	(10,669)
Cash and cash equivalents — beginning of period	8,617	2,654	13,323

Cash and cash equivalents — end of period	$7,354	8,617	2,654

Supplemental disclosure
Cash paid during the year for:
Interest, net of amount capitalized	$10,760	9,914	8,794
Income taxes	16,488	17,262	24,784

See accompanying notes to consolidated financial statements.

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of Business and Summary of Significant Accounting Policies

      Ryan’s Restaurant Group, Inc. (formerly Ryan’s Family Steak Houses, Inc.) operates a chain of 341 Company-owned restaurants (as of December 29, 2004) located principally in the southern and midwestern United States and receives franchise royalties from an unrelated third-party franchisee that operates 7 restaurants (as of December 29, 2004) in Florida. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982.

      Consolidation. The consolidated financial statements include the financial statements of Ryan’s Restaurant Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year. The Company’s fiscal year ends on the Wednesday nearest December 31, resulting in years of either 52 or 53 weeks. Each of the years ended December 29, 2004, December 31, 2003 and January 1, 2003 consists of 52 weeks.

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

      Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated principally on the straight-line method over the following estimated useful lives: buildings and land improvements — 25 to 39 years and equipment — 3 to 20 years. Buildings and land improvements on leased property are amortized straight-line over the shorter of the expected lease term or estimated useful life of the asset. The expected lease term is consistent with the lease term assumed in the accounting for the underlying leases and includes the initial term and any renewal options that are reasonably assured of being exercised.

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

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Stock Options. As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock option plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No compensation cost has been recognized for stock-based compensation in consolidated net earnings for the periods presented, as all options granted under the Company’s stock option plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Had the Company determined compensation cost based on the fair value recognition provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	2004	2003	2002

	(In thousands, except earnings per
	share)
Net earnings, as reported	$46,926	49,823	50,385
Less total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,095)	(1,486)	(1,472)

Pro forma net earnings	$45,831	48,337	48,913

Earnings per share:
Basic:
As reported	$1.12	1.18	1.15
Pro forma	1.10	1.15	1.12
Diluted:
As reported	1.09	1.14	1.11
Pro forma	1.06	1.10	1.07

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which amends SFAS No. 123 and SFAS No. 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, and will be effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the effect that this accounting change will have on its financial position and results of operations.

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

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2004 presentation. These reclassifications did not affect either the prior years’ net earnings or shareholders’ equity.

Note 2.     Income Taxes

      Income tax expense for the years ended December 29, 2004, December 31, 2003 and January 1, 2003, consists of:

	2004	2003	2002

	(In thousands)
Current:
U.S. Federal	$17,663	20,853	18,069
State and local	2,039	1,270	2,191

Total current	19,702	22,123	20,260

Deferred:
U.S. Federal	4,282	3,909	7,673
State and local	608	(934)	655

Total deferred	4,890	2,975	8,328

Total income taxes	$24,592	25,098	28,588

      Income taxes differ from the amounts computed by applying the U.S. Federal statutory corporate rate of 35 percent to earnings before income taxes as follows:

	2004	2003	2002

	(In thousands)
Tax at Federal statutory rate	$25,031	26,222	27,641
Increase (decrease) in taxes due to:
State income taxes, net of Federal income tax benefit	1,721	218	1,850
Federal tax credits	(2,682)	(2,413)	(1,697)
Other	522	1,071	794

Total income taxes	$24,592	25,098	28,588

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2004 and December 31, 2003 are presented in the following table:

	2004	2003

	(In thousands)
Deferred tax assets:
Self-insurance liabilities	$4,509	4,550
Deferred compensation	2,458	2,214
Other	601	599

Total gross deferred tax assets	7,568	7,363
Less valuation allowance	—	—

Net deferred tax assets	7,568	7,363

Deferred tax liabilities:
Building and equipment	(50,132)	(45,037)

Total gross deferred tax liabilities	(50,132)	(45,037)

Net deferred taxes	$(42,564)	(37,674)

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company did not establish a valuation allowance for deferred tax assets as of December 29, 2004 or December 31, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment and, accordingly, believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefits of these deductible differences at December 29, 2004.

Note 3.     Long-Term Debt

      Long-term debt at December 29, 2004 and December 31, 2003 consists of the following:

	2004	2003

	(In thousands)
Revolving credit facility with banks due December 2009, with weighted average interest of 3.43% at December 29, 2004; secured by the common stock of the Company’s wholly-owned subsidiaries	$8,000	21,000
Senior notes payable bearing interest at 9.02%; payable in annual installments of $18,750,000 commencing January 2005, final installment due January 2008; secured by the common stock of the Company’s wholly-owned subsidiaries	75,000	75,000
Senior notes payable bearing interest at 4.65%; payable in annual installments of $14,285,714 commencing July 2007, final installment due July 2013; secured by the common stock of the Company’s wholly-owned subsidiaries	100,000	100,000

	183,000	196,000
Less current installments	18,750	—

Total long-term debt	$164,250	196,000

      The revolving credit facility provides $150 million of total credit with $129 million available at December 29, 2004. It was implemented in December 2004, replacing a $100 million facility that would have expired in January 2005, and bears interest at various floating interest rates plus a variable spread that ranges from 0.625% to 1.250%. Interest is paid at least quarterly and is generally based on the London Interbank Offered Rate. Unused fees ranging from 0.125% to 0.225% of the average unused portion of the facility are paid quarterly. The variable spread and the unused fee rate were 1.000% and 0.175%, respectively, at December 29, 2004. Both percentages are based on the ratio of funded debt to EBITDA and are subject to adjustment quarterly. The revolving credit facility also includes a $25 million subfacility for letters of credit of which approximately $12 million was outstanding at December 29, 2004. The Company uses letters of credit principally for self-insurance purposes.

      Interest payments related to the senior notes are made semiannually for the 9.02% notes and quarterly for the 4.65% notes. Both of the senior note agreements allow the Company to make either partial or total prepayments of principal, subject to a specified “make-whole” premium.

      The loan agreements contain minimum net worth requirements and maximum leverage ratios as well as restrictions on future stock repurchases, dividends, capital expenditures, investments and sales of assets. As of December 29, 2004, the Company was in compliance with all covenants under the loan agreements and exceeded the most restrictive minimum net worth requirement by $60.9 million.

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate amount of installments due on long-term debt for each of the following years subsequent to December 29, 2004 are as follows: $18.8 million in 2005; $18.8 million in 2006; $33.0 million in 2007; $33.0 million in 2008; $22.3 million in 2009 and thereafter, $57.1 million.

      The fair value of the revolving credit facility approximates its carrying amount as of December 29, 2004 and December 31, 2003 due to its variable interest rate provisions. Based on the borrowing rates available to the Company for notes with similar terms and average maturities, the fair and book values of the 9.02% and the 4.65% senior notes at December 29, 2004 follow:

	Fair	Book
	Value	Value

	(In thousands)
9.02% senior notes	$83,400	75,000
4.65% senior notes	99,600	100,000

Note 4.     Interest Cost

      The Company capitalizes interest cost as a component of the cost of new restaurant construction. A summary of interest cost incurred follows:

	2004	2003	2002

	(In thousands)
Interest cost capitalized	$1,630	1,676	2,031
Interest cost charged to income	10,640	10,216	9,302

Total interest cost incurred	$12,270	11,892	11,333

Note 5.     Leases

      The Company leases 19 restaurant sites under noncancelable operating leases with initial terms that expire over the next 1 to 20 years. The Company is also a party to one noncancelable operating lease for a restaurant building and its underlying land with an initial term that expires in 17 years. These leases contain renewal options for periods ranging from 10 to 30 years and require the Company to pay all executory costs such as property taxes, utilities and insurance. Rental payments are based on contractual amounts as set forth in the lease agreements and do not include any contingent rentals. The Company also leases dishwashing equipment at certain restaurants under agreements with five-year terms that are cancelable by the Company after the first 12 months. Total rental expense for operating leases amounted to $2,712,000 in 2004, $2,455,000 in 2003 and $2,488,000 in 2002. Future lease payments under the noncancelable operating leases as of December 29, 2004 are as follows:

(In thousands)

Year End:
2005	$1,237
2006	1,198
2007	1,068
2008	848
2009	790
Later years, through 2025	5,436

Future lease payments	$10,577

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.     Accrued Liabilities

      Accrued liabilities consist of the following:

	2004	2003

	(In thousands)
Self-insurance liabilities	$13,466	12,932
Accrued compensation	10,677	10,938
Accrued taxes (other than income)	8,106	7,936
Accrued interest	3,760	3,879
Outstanding gift certificates	3,288	3,134
Accrued team member benefits	1,532	1,028
Accrued utility costs	301	734
Other accrued expenses	1,439	1,345

Total accrued liabilities	$42,569	41,926

Note 7.     Shareholders’ Equity

      The components of shareholders’ equity are as follows:

	$1 Par Value	Additional	Retained
	Common Stock	Paid-in Capital	Earnings

	(In thousands)
Balances at January 2, 2002	$45,816	5,042	265,896

Net earnings	—	—	50,385
Issuance of common stock under Stock Option Plans	645	2,863	—
Tax benefit from exercise of nonqualified stock options	—	1,784	—
Repurchases of common stock	(3,716)	(7,623)	(40,611)

Balances at January 1, 2003	42,745	2,066	275,670

Net earnings	—	—	49,823
Issuance of common stock under Stock Option Plans	614	3,074	—
Tax benefit from exercise of nonqualified stock options	—	1,412	—
Repurchases of common stock	(1,516)	(5,140)	(11,808)

Balances at December 31, 2003	41,843	1,412	313,685

Net earnings	—	—	46,926
Issuance of common stock under Stock Option Plans	1,079	5,532	—
Tax benefit from exercise of nonqualified stock options	—	3,337	—
Repurchases of common stock	(1,032)	(6,403)	(10,773)

Balances at December 29, 2004	$41,890	3,878	349,838

      The Company’s Board of Directors has authorized the repurchase of up to 55 million shares of the Company’s common stock through January 2008. At December 29, 2004, approximately 44.2 million shares had been purchased at an aggregate cost of $332.8 million since the beginning of the program in March 1996.

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future repurchase transactions will be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors.

      On January 24, 2005, the Board of Directors authorized a Shareholder Rights Agreement (the “Agreement”) and declared a dividend of one Common Stock Purchase Right (a “Right”) for each outstanding share of common stock to shareholders of record on February 28, 2005. Such Rights only become exercisable (i) ten calendar days after a public announcement that a person or group, except for certain exempt persons specified in the Agreement, (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the Company’s common stock; or (ii) ten business days after a person or group commences or publicly announces its intention to commence a tender or exchange offer for an amount of the Company’s common stock that would result in the ownership by such person or group of 20% or more of the common stock. The Agreement was entered into on February 18, 2005 and replaces the Company’s prior rights agreement, which expired on February 10, 2005.

      Each Right may initially be exercised to acquire a one-half share of the Company’s common stock at an exercise price of $11.00, subject to adjustment. Thereafter, upon the occurrence of certain events specified in the Agreement (for example, if the Company is the surviving corporation of a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire upon exercise common stock having a market value of twice the exercise price of the Rights. Alternatively, upon the occurrence of certain other events specified in the Agreement (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the Rights would entitle holders other than the Acquiring Person to acquire upon exercise common stock of the acquiring company having a market value of twice the exercise price of the Rights.

      The Rights may be redeemed by the Company at a redemption price of $.001 per Right at any time prior to the tenth business day following public announcement that a 20% position has been acquired and before the final expiration date of the Rights. In addition, the Rights may be redeemed by shareholders following the proposal of a “qualified offer”. After the redemption period has expired, the Company’s right of redemption may be reinstalled under certain circumstances outlined in the Agreement. The Rights will expire on February 18, 2008. The Company is submitting the Agreement for ratification by its shareholders at its 2005 annual meeting of shareholders; if the shareholders do not ratify it, the Rights will expire after the meeting.

Note 8.     Team Member Retirement Plans

      The Company maintains a defined contribution retirement plan, which covers all team members who have at least one year of service and have attained 21 years of age. Participating team members may contribute from 1% to 15% of their compensation to the plan with the first 6% of compensation matched in cash by the Company at a 40% rate. The Company’s match for participants with 20 or more years of service increases to 100%. All plan assets are invested in a nationally recognized family of mutual funds. Retirement plan expense, including administrative costs, amounted to $1,748,000 in 2004, $1,597,000 in 2003 and $1,585,000 in 2002.

      Officers, certain key executives and certain corporate and restaurant-level managers may also participate in one of two nonqualified deferred compensation plans maintained by the Company. These plans provide benefits to the participants or their designated beneficiaries at specified future dates or upon the termination of employment or death. Subject to plan limitations, participants can defer a substantial portion of their compensation and receive a matching contribution comparable to the Company’s defined contribution retirement plan. Participant deferrals and any related Company contributions are credited to the participants’ deferred compensation accounts. Participants can select from a variety of investment options, and investment earnings are credited to their accounts. The Company informally funds its liability to the participants through the use of Company-owned life insurance contracts. The Company has the right to amend or terminate the

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans. The amount of expense related to the deferred compensation plans was $331,000 in 2004, $315,000 in 2003 and $404,000 in 2002. Outstanding balances under the plans amounted to $4,351,000 at December 29, 2004 and $3,614,000 at December 31, 2003 and are included in other long-term liabilities in the accompanying balance sheets.

Note 9.	Stock Option Plan

      In 2002, the Company’s shareholders approved a stock option plan (“Plan”) pursuant to which the Company’s Board of Directors may grant options to officers and other team members. The Plan authorized grants of options to purchase up to 3,600,000 shares of authorized but unissued common stock. Under the terms of the Plan, which expires in 2012, a committee of non-employee directors has the authority to determine the eligibility, tax treatment, term, vesting period and exercise price. The Plan provides for a maximum ten-year life for 900,000 of the option shares and a maximum seven-year life for the remaining 2,700,000 option shares. Officer grants have vesting periods that generally do not exceed six months. Options granted to other team members typically vest pro-rata over four years. In addition, the Plan states that the exercise price of an option cannot be less than the fair market value, based on the closing market price, of the Company’s common stock on the day of the grant. The Plan also provides for option grants to non-employee Board members at a fixed amount of 5,000 shares per director granted annually on October 31 with an exercise price equal to that day’s closing market price. Options granted to Board members have vesting periods that generally do not exceed six months. At December 29, 2004, there were 2,754,000 shares available for grant under the Plan and another 522,000 shares available for grant under a predecessor plan. Options granted under the predecessor plan have terms generally similar to the current Plan, except that all options under the predecessor plan have a maximum ten-year life.

      Stock options were granted only to non-employee Board members during 2004. In February 2005, options for approximately 333,000 shares were granted to officers and other team members.

      A summary of the status of the Company’s current and predecessor stock option plans as of December 29, 2004, December 31, 2003 and January 1, 2003 and changes during the years ended on those dates is presented below:

	2004		2003		2002

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(Shares in thousands)
Outstanding at beginning of year	4,414	$9.01	4,592	$8.10	4,728	$7.41
Granted	25	13.99	731	12.72	773	10.68
Exercised	(1,079)	7.50	(614)	6.85	(645)	5.95
Forfeited	(275)	7.32	(295)	8.31	(264)	8.43

Outstanding at end of year	3,085	9.73	4,414	9.01	4,592	8.10

Exercisable at year-end	2,360		2,851		2,792

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 29, 2004:

	Options Outstanding				Options Exercisable

		Weighted-Average

Range of Exercise	Number Outstanding	Remaining			Number Exercisable	Weighted-Average
Prices	at 12/29/04	Contractual Life		Exercise Price	at 12/29/04	Exercise Price

	(Shares in thousands)
$4 to $6	628	4.4	years	$5.09	628	$5.09
$6 to $10	483	4.5		7.15	482	7.14
$10 to $13	1,883	6.6		11.73	1,186	11.65
$13 to $18	91	8.3		14.28	64	14.31

$4 to $18	3,085	5.9		9.73	2,360	9.06

      The per share weighted-average fair values of stock options issued during 2004, 2003 and 2002 were $5.08, $3.41 and $3.82, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	3.8%	3.3%	3.3%
Expected life (years)	7.4	5.1	5.2
Expected volatility	.24	.22	.34
Expected dividend yield	0%	0%	0%

Note 10.	Earnings Per Share

      Basic and diluted earnings per share (“EPS”) are calculated as follows:

		2004	2003	2002

		(In thousands, except earnings per share)
Net earnings	a	$46,926	49,823	50,385

Weighted-average common shares	b	41,803	42,210	43,680
Dilutive stock options		1,432	1,544	1,838

Adjusted weighted-average common shares	c	43,235	43,754	45,518

Basic EPS	a/b	$1.12	1.18	1.15
Diluted EPS	a/c	1.09	1.14	1.11

      In order to prevent antidilution, outstanding stock options to purchase 3,000 shares of common stock in 2004 and 2003 and 1.1 million shares in 2002 were not included in the computation of diluted EPS.

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Quarterly Consolidated Financial Data (Unaudited)

      Quarterly consolidated financial results for 2004 and 2003 are summarized as follows:

	Quarter

	First	Second	Third	Fourth	Total Year

	(In thousands, except earnings per share)
2004:
Restaurant sales	$211,657	216,546	205,331	193,481	827,015
Net earnings	15,360	14,170	9,226	8,170	46,926
Earnings per share:
Basic	$0.37	0.34	0.22	0.20	1.12
Diluted	0.35	0.33	0.22	0.19	1.09
2003:
Restaurant sales	$193,192	208,504	205,686	197,627	805,009
Net earnings	12,098	14,329	10,997	12,399	49,823
Earnings per share:
Basic	$0.28	0.34	0.26	0.30	1.18
Diluted	0.28	0.33	0.25	0.28	1.14

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

      In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these other actions should have a material adverse effect on the Company’s business or financial condition, taken as a whole.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ryan’s Restaurant Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Ryan’s Restaurant Group, Inc. and subsidiaries (the Company) as of December 29, 2004 and December 31, 2003, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 29, 2004. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company’s internal control over financial reporting was effective as of December 29, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryan’s Restaurant Group, Inc. and subsidiaries as of December 29, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that the Company’s internal control over financial reporting was effective as of December 29, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2004, based on Internal Control — Integrated Framework issued by COSO.

Greenville, South Carolina

March 4, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Management has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

      Based on their evaluation as of December 29, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at December 29, 2004 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO framework, management has concluded that internal control over financial reporting was effective as of December 29, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 29, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Limitations on the Effectiveness of Controls

      The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

      During the fourth quarter of 2004, the Company did not make any changes in internal control over financial reporting that have materially affected, or are reasonably likely to affect, those controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2005 under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2005 under the headings “Election of Directors — Compensation of Directors”, “Executive Compensation and Other Information”, “Report of the Compensation Committee” and “Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2005 under the headings “Election of Directors”, “Certain Beneficial Owners of Common Stock” and “Executive Officers.”

Item 13.	Certain Relationships and Related Transactions

      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2005 under the headings “Election of Directors” and “Executive Compensation and Other Information — Deferred Compensation — Salary Continuation Agreement.”

Item 14.	Principal Accountant Fees & Services

      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2005 under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1-2 The Company’s consolidated financial statements are listed in the accompanying “Index to Consolidated Financial Statements” on page 20.

      (a) 3 Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit #	Description

3.1	Articles of Incorporation of the Company, as amended through April 24, 1986: Incorporated by reference to Exhibit 4(a) to the Registration Statement of the Company filed with the SEC on Form S-3 (Commission file no. 33-7245) (the “Form S-3”).
3.1.1	Articles of Amendment to the Articles of Incorporation, dated April 22, 1987: Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the period ended January 1, 1992 (Commission file no. 0-10943) (the “1991 10-K”).
3.1.2	Articles of Amendment to the Articles of Incorporation, dated May 25, 1989: Incorporated by reference to Exhibit 4.3 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).
3.1.3†	Articles of Amendment to the Articles of Incorporation, dated May 14, 2004.
3.2	Bylaws of the Company: Incorporated by reference to Exhibit 4(b) to the Form S-3.
3.2.1	Amendment to By-Laws of the Company, dated October 25, 1990: Incorporated by reference to Exhibit 3.3 to the 1991 10-K.
3.2.2	Amendment to By-Laws of the Company, dated January 28, 1999: Incorporated by reference to Exhibit 3.2.2 to the Annual Report on Form 10-K for the period ended December 29, 1999 (Commission file no. 0-10943) (the “1999 10-K”).
4.1	Specimen of Company common stock certificate: Incorporated by reference to Exhibit 4.1 to the 1991 10-K.
4.2	See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3, 3.2, 3.2.1 and 3.2.2.
4.3	See Exhibits 10.21, 10.22, 10.23, 10.23.1, 10.23.2, 10.24 and 10.24.1.
*10.1	Ryan’s Family Steak Houses, Inc. 1987 Stock Option Plan: Incorporated by reference to Exhibit 4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-15924).
*10.2	Ryan’s Family Steak Houses, Inc. 1991 Stock Option Plan: Incorporated by reference to Exhibit 4.4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).
*10.3	Ryan’s Family Steak Houses, Inc. 1998 Stock Option Plan: Incorporated by reference to Exhibit 99.1 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 333-67165).
*10.4	Ryan’s Family Steak Houses, Inc. 2002 Stock Option Plan, as approved at the Special Meeting of Shareholders held on July 22, 2002: Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the period ended January 1, 2003 (Commission file no. 0-10943) (the “2002 10-K”).
*10.5	Ryan’s Employee Retirement Savings Plan, dated March 1, 1992: Incorporated by reference to Exhibit 10.4 to the 1991 10-K.
*10.6	Salary Continuation Agreement, dated April 22, 1987, between the Company and Alvin A. McCall, Jr.; as amended on October 26, 1989: Incorporated by reference to Exhibit 10.5 to the 1991 10-K.
*10.7	Deferred Compensation — Salary Continuation Agreement, dated April 22, 1987, between the Company and Charles D. Way: Incorporated by reference to Exhibit 10.6 to the 1991 10-K.
*10.8	Split Dollar Agreement by and between the Company and Charles D. Way dated September 1, 1993: Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the period ended December 29, 1993 (Commission file no. 0-10943) (the “1993 10-K”).

Exhibit #	Description

*10.9	Split Dollar Agreement by and between the Company and G. Edwin McCranie dated November 12, 1993: Incorporated by reference to Exhibit 10.9 to the 1993 10-K.
*10.10	Split Dollar Agreement by and between the Company and James R. Hart dated August 8, 1993: Incorporated by reference to Exhibit 10.11 to the 1993 10-K.
*10.11	Split Dollar Agreement by and between the Company and Fred T. Grant, Jr. dated November 12, 1993: Incorporated by reference to Exhibit 10.12 to the 1993 10-K.
*10.12	Split Dollar Agreement by and between the Company and Alan E. Shaw dated November 12, 1993: Incorporated by reference to Exhibit 10.13 to the 1993 10-K.
*10.13	Split Dollar Agreement by and between the Company and Morgan A. Graham dated November 12, 1993: Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 31, 1997 (Commission file no. 0-10943) (the “1997 10-K”).
*10.14	Split Dollar Agreement by and between the Company and Janet J. Gleitz dated November 12, 1993: Incorporated by reference to Exhibit 10.16 to the 1997 10-K.
*10.15	Split Dollar Agreement by and between the Company and Ilene T. Turbow dated November 12, 1995: Incorporated by reference to Exhibit 10.17 to the 1997 10-K.
*10.16	Deferred Compensation Plan by and between the Company and Morgan A. Graham dated November 1, 1997: Incorporated by reference to Exhibit 10.18 to the 1997 10-K.
*10.17	Deferred Compensation Plan by and between the Company and Janet J. Gleitz dated November 1, 1997: Incorporated by reference to Exhibit 10.19 to the 1997 10-K.
*10.18	Deferred Compensation Plan by and between the Company and Ilene T. Turbow dated November 1, 1997: Incorporated by reference to Exhibit 10.20 to the 1997 10-K.
*10.19	Executive Bonus Plan, commencing in fiscal year 1998: Incorporated by reference to Exhibit 10.23 to the 1997 10-K.
10.20	Franchise Agreement between Ryan’s Family Steak Houses, Inc. (later assigned to Ryan’s Properties, Inc.) and Family Steak Houses of Florida, Inc. dated September 16, 1987: Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the period ended January 2, 2002 (Commission file no. 0-10943) (the “2001 10-K”).
10.20.1	Amendment dated as of May 29, 1992 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.21.1 to the 2001 10-K.
10.20.2	Agreement dated July 11, 1994 and amended on October 17, 1994 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 28, 1994 (Commission file no. 0-10943).
10.20.3	Amendment dated as of October 3, 1996 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.22.1 to the 1999 10-K.
10.20.4	Amendment dated as of August 31, 1999 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.22.2 to the 1999 10-K.
10.20.5	Amendment dated as of January 30, 2002 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.21.5 to the 2001 10-K.
10.20.6	Amendment dated as of December 17, 2003 to the Franchise Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.21.6 to the Annual Report on Form 10-K for the period ended December 31, 2003.
10.21	Ryan’s Restaurant Group, Inc. and American Stock Transfer & Trust Company, as Rights Agent, Shareholder Rights Agreement dated as of February 18, 2005: Incorporated by reference to Exhibit 4.1 to the Registration Statement of the Company filed on Form 8-A/A on February 22, 2005 (Commission file no. 0-10943).
10.22	Credit Agreement dated as of December 20, 2004 among Ryan’s Restaurant Group, Inc. (the “Parent”) and Fire Mountain Restaurants, Inc. (together with the Parent, the “Borrowers”), the domestic subsidiaries of the Parent, as Guarantors, Bank of America, N.A., as Administrative Agent, and certain other banks signatory thereto: Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 22, 2004 (Commission file no. 0-10943).

Exhibit #	Description

10.23	Note Purchase Agreement between Ryan’s Family Steak Houses, Inc. and various lenders for $75,000,000 of 9.02% Senior Notes due January 28, 2008: Incorporated by reference to Exhibit 10.25 to the 1999 10-K.
10.23.1	First Amendment dated as of July 25, 2003 to the Note Purchase Agreement referred to at Exhibit 10.24: Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended July 2, 2003 (Commission file no. 0-10943) (the “July 2003 10-Q”).
10.23.2†	Second Amendment dated as of December 20, 2004 to the Note Purchase Agreement referred to at Exhibit 10.24.
10.24	Note Purchase Agreement between Ryan’s Family Steak Houses, Inc. and various lenders for $100,000,000 of 4.65% Senior Notes due July 25, 2013: Incorporated by reference to Exhibit 10.3 to the July 2003 10-Q.
10.24.1†	First Amendment dated as of December 20, 2004 to the Note Purchase Agreement referred to at Exhibit 10.25.
*10.25	Form of Split-Dollar Life Insurance Agreement by and between the Company and each of Messrs. Way, McCranie, Graham, Grant, Hart and Shaw and Ms. Gleitz and Ms. Turbow: Incorporated by reference to Exhibit 10.26 to the 1999 10-K.
*10.26	Deferred Compensation Plan, effective as of August 1, 1999: Incorporated by reference to Exhibit 10.27 to the 1999 10-K.
*10.27	Form of Employment, Noncompetition and Severance Agreement by and between the Company and each of Messrs. Way, McCranie, Grant, Graham, and Hart and Ms. Gleitz and Ms. Turbow: Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the period ended January 3, 2001 (Commission file no. 0-10943).
21.1†	Subsidiaries of the Company.
23.1†	Consent of Independent Registered Public Accounting Firm.
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer

*	This is a management contract or compensatory plan or arrangement.

†	Filed with this Form 10-K.

      (b) The response to this portion of Item 15 is submitted as a separate section of this report.

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

RYAN’S RESTAURANT GROUP, INC.

By:	/s/ FRED T. GRANT, JR.

Fred T. Grant, Jr.
Senior Vice President — Finance, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

March 4, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. WAY Charles D. Way	Chairman and Chief Executive Officer	March 4, 2005

/s/ G. EDWIN MCCRANIE G. Edwin McCranie	Director, President and Chief Operating Officer	March 4, 2005

/s/ BARRY L. EDWARDS Barry L. Edwards	Director	March 4, 2005

/s/ BRIAN S. MACKENZIE Brian S. MacKenzie	Director	March 4, 2005

/s/ HAROLD K. ROBERTS, JR. Harold K. Roberts, Jr.	Director	March 4, 2005

/s/ JAMES M. SHOEMAKER, JR. James M. Shoemaker, Jr.	Director	March 4, 2005

/s/ VIVIAN A. WONG Vivian A. Wong	Director	March 4, 2005

/s/ FRED T. GRANT, JR. Fred T. Grant, Jr.	Senior Vice President — Finance, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 4, 2005