Form 10-Q
period 2005-03-30
RYANS RESTAURANT GROUP INC
filed 2005-05-09
CIK 355622

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended March 30, 2005

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

At March 30, 2005, there were 41,985,000 shares outstanding of the registrant's common stock, par value $1.00 per share.


                  RYAN'S RESTAURANT GROUP, INC.

                       TABLE OF CONTENTS           PAGE NO.


PART I ---     FINANCIAL INFORMATION

Item 1.                                     Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended March 30, 2005 and March 31, 2004     3

       Consolidated Balance Sheets -
       March 30, 2005 (Unaudited) and December 29, 2004     4

       Consolidated Statements of Cash Flows (Unaudited) -
       Three Months Ended March 30, 2005 and March 31, 2004
       							    5

       Consolidated Statement of Shareholders' Equity
       (Unaudited) -
       Three Months Ended March 30, 2005                    6

       Notes to Consolidated Financial Statements
       (Unaudited)                                      7 - 8

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations             9 - 13

Item 3.Quantitative and Qualitative Disclosures About
       Market Risk                                         13

Item 4.Controls and Procedures                             13

Forward-Looking Information                                14

PART II -- OTHER INFORMATION

Item 1.Legal Proceedings			           15

Item 2.Unregistered Sales of Equity Securities and Use of
       Proceeds                                            15

Item 4.Submission of Matters to a Vote of Security Holders 16

Item 6.Exhibits					           16

SIGNATURES                                                 17


		PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

                  RYAN'S RESTAURANT GROUP, INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                         Quarter Ended
                                    March 30,      March 31,
                                       2005           2004
Restaurant sales                     $209,639        211,657

Cost of sales:
 Food and beverage                     72,613         72,500
 Payroll and benefits                  67,991         66,870
 Depreciation                           8,453          8,557
 Other restaurant expenses             31,520         28,812
   Total cost of sales                180,577        176,739

General and administrative expenses    10,470         10,322
Interest expense                        2,360          2,685
Revenues from franchised restaurants    (174)          (363)
Other income, net                     (1,200)          (928)
Earnings before income taxes           17,606         23,202
Income taxes                            5,793          7,842

   Net earnings                      $ 11,813         15,360

Net earnings per common share:
 Basic                               $    .28            .37
 Diluted                                  .28            .35

Weighted-average shares:
 Basic                                 41,938         42,081
 Diluted                               42,870         43,910

See accompanying notes to consolidated financial statements.

                  RYAN'S RESTAURANT GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                    March 30,     December 29,
                                       2005           2004
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 22,999          7,354
 Receivables                            4,044          4,639
 Inventories                            6,776          5,611
 Prepaid expenses                         937          1,016
 Deferred income taxes                  5,165          5,110
   Total current assets                39,921         23,730
Property and equipment:
 Land and improvements                163,761        162,082
 Buildings                            490,024        480,781
 Equipment                            275,670        271,431
 Construction in progress              36,277         31,531
                                      965,732        945,825
 Less accumulated depreciation        303,748        295,852
   Net property and equipment         661,984        649,973
Other assets                           10,790         10,643
  Total assets                       $712,695        684,346

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       9,437          5,963
 Current portion of long-term debt     18,750         18,750
 Income taxes payable                   6,921          1,842
 Accrued liabilities                   43,307         42,569
   Total current liabilities           78,415         69,124
Long-term debt                        170,000        164,250
Deferred income taxes                  47,925         47,674
Other long-term liabilities             7,960          7,692
   Total liabilities                  304,300        288,740

Shareholders' equity:
 Common stock of $1.00 par value;
   authorized 100,000,000 shares;
   issued 41,985,000 in 2005 and
   41,890,000 shares in 2004           41,985         41,890
 Additional paid-in capital             4,759          3,878
 Retained earnings                    361,651        349,838
   Total shareholders' equity         408,395        395,606
Commitments and contingencies
     Total liabilities and
      shareholders' equity           $712,695        684,346

See accompanying notes to consolidated financial statements.

                  RYAN'S RESTAURANT GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                       Three Months Ended
                                    March 30,      March 31,
                                       2005           2004
Cash flows from operating activities:
 Net earnings                        $ 11,813         15,360
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization        8,931          9,020
    Loss (gain) on sale of property
     and equipment                       (119)           657
    Tax benefit from exercise of
     stock options                        216          1,462
   Deferred income taxes                  196            195
   Decrease (increase) in:
     Receivables                          595           (275)
     Inventories                       (1,165)          (758)
     Prepaid expenses                      79            453
    Other assets                         (237)          (289)
   Increase in:
     Accounts payable                   3,474          1,968
     Income taxes payable               5,079          5,995
     Accrued liabilities                  738          1,484
     Other long-term liabilities          268            227
Net cash provided by operating
  activities                           29,868         35,499

Cash flows from investing activities:
  Proceeds from sale of property and
   equipment                            1,955          1,657
  Capital expenditures                (22,688)       (16,882)
Net cash used in investing activities (20,733)       (15,225)

Cash flows from financing activities:
 Net borrowings from (repayment of)
  revolving credit facility            24,500         (5,000)
 Repayment of senior notes            (18,750)            -
 Proceeds from stock options exercised    783          3,014
 Purchase of common stock                 (23)        (4,510)
Net cash provided by (used in)
  financing activities                  6,510         (6,496)

Net increase in cash and cash
  equivalents                          15,645         13,778

Cash and cash equivalents -
  beginning of period                   7,354          8,617

Cash and cash equivalents -
  end of period                     $  22,999         22,395

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount
  capitalized                        $  4,226          4,459
 Income taxes                             302            190

See accompanying notes to consolidated financial statements.

                  RYAN'S RESTAURANT GROUP, INC.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)

                Three Months ended March 30, 2005

                       $1 Par Value  Additional
                            Common     Paid-In   Retained
                              Stock    Capital   Earnings   Total
Balances at December 29, 2004  $41,890   3,878    349,838  395,606

  Net earnings                    -       -        11,813   11,813
  Issuance of common stock
   under stock option plans         97     686       -         783
  Tax benefit from exercise of
   non-qualified stock options    -        216       -         216
  Purchases of common stock    (     2) (   21)      -    (     23)

Balances at March 30, 2005     $41,985   4,759    361,651  408,395

See accompanying notes to consolidated financial statements.


                  RYAN'S RESTAURANT GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 30, 2005
                           (Unaudited)

Note 1.  Description of Business

Ryan's Restaurant Group, Inc. (the "Company") operates a restaurant chain consisting of 344 Company-owned restaurants located principally in the southern and midwestern United States and receives franchise royalties from an unrelated third-party franchisee that operates four restaurants (as of March 30, 2005) in Florida. The Company's restaurants operate under the Ryan's or Fire Mountain brand names, but are viewed as a single business unit for management and reporting purposes. A Fire Mountain restaurant offers a selection of foods similar to a Ryan's restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate or franchise any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include the financial statements of Ryan's Restaurant Group, Inc. and its  wholly-
owned   subsidiaries.    All   intercompany   balances   and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended March 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2004.

Note 3.  Relevant New Accounting Pronouncements

In  December  2004, the FASB issued Statement of  Financial
Accounting  Standards  ("SFAS")  No.  123  (Revised  2004),
"Share-Based Payment," ("SFAS 123R"), which amends SFAS No.
123 and SFAS No. 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value and will be effective for the first interim period of Fiscal 2006. The
Company is currently evaluating the effect that this accounting change will have on its financial position and results of operations.

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

                                         Three Months Ended
(In thousands, except earnings
   per share)                           March 30,  March 31,
                                          2005       2004
Net earnings, as reported               $11,813      15,360
Less total stock-based compensation
 expense determined under fair value
 based method, net of related tax
 effects                                   (471)       (356)

Pro forma net earnings                  $11,342      15,004

Earnings per share
 Basic:
  As reported                             $ .28         .37
  Pro forma                                 .27         .36
 Diluted:
  As reported                               .28         .35
  Pro forma                                 .26         .34


Note 5.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents that arise from the hypothetical exercise of outstanding stock options using the treasury stock method. In order to prevent antidilution, outstanding stock options to purchase 40,500 and 3,000 shares of common stock at March 30, 2005 and March 31, 2004, respectively, were not included in the computation of diluted EPS.

Note 6.  Legal Contingencies

In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys are seeking collective-action status on this complaint. In October 2003, the presiding judge denied the Company's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the judge's ruling that denied enforcement of the arbitration issue. The Company is pursuing an appeal to the U.S. Supreme Court concerning this issue and has also asked the presiding judge to again stay the order regarding employee addresses. Due to the evolving nature of this case, the potential financial impact to the Company's financial results cannot be estimated at this time. Accordingly, no accrual for a loss contingency has been made in the accompanying consolidated financial statements.

In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions arising in the normal course of business, management believes that, as a result of its legal defenses and insurance arrangements, none of these actions should have a material adverse effect on the Company's business or financial condition, taken as a whole.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended March 30, 2005 versus March 31, 2004

Restaurant sales during the first quarter of 2005 decreased by 1.0% over the first quarter of 2004. Average unit growth, based on the average number of restaurants in operation, amounted to 2.1% during the quarter. The Company owned and operated 344 restaurants (291 Ryan's brand and 53 Fire Mountain brand) at March 30, 2005 and 335 restaurants (307 Ryan's brand and 28 Fire Mountain brand) at March 31, 2004. In comparison to the first quarter of 2004, average unit sales ("AUS"), or average weekly sales volumes per unit, for all stores (including newly opened restaurants) decreased by 2.9% in 2005, and same-store sales decreased by 3.1% in 2005. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores are included in the same-store sales calculation, provided that the underlying stores were operating for at least 18 months. Same-store sales and related factors for the first quarters of 2005 and 2004, as compared to their comparable prior years' quarters, were as follows:

     Same-store                       2005     2004
     Sales                            (3.1%)   4.8%
     Customer count                   (5.9%)   1.1%
     Menu factor                       2.8%    3.7%

Management believes that sales results were impacted principally by difficult economic conditions during the first quarter of 2005. Customers experienced higher gasoline prices and utility costs during the quarter, and media reports of impending higher interest rates were common. Management believes that these factors affected customers' disposable income spending decisions, resulting in reduced dining-out expenditures.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 86.1% during the first quarter of 2005 compared to 83.5% during the first quarter of 2004. Food and beverage costs amounted to 34.6% of sales in 2005 and 34.3% of sales in 2004. In 2005, these costs were adversely impacted by higher beef, pork, chicken and dairy costs, partially offset by a 2.8% increase in menu pricing. Payroll and benefits increased to 32.4% of sales in 2005 from 31.6% of sales in 2004 due principally to management's tactical decision to increase hourly staffing levels in order to provide a better dining experience for the customer and consequently build and retain sales. All other restaurant costs, including depreciation, increased to 19.1% of sales in 2005 from 17.6% of sales in 2004. This increase resulted principally from higher electricity and natural gas prices, greater store-level marketing expenditures and from the unfavorable impact on cost of sales that 2005's lower AUS had on the many fixed-cost items included in this category, such as utilities, repairs and maintenance and general liability insurance. Based on these factors, the Company's margins at the restaurant level decreased by 2.6% of sales to 13.9% of sales in 2005 from 16.5% of sales in 2004.

General and administrative expenses increased to 5.0% of sales in 2005 from 4.9% of sales in 2004 due to higher accounting and consulting costs associated with Sarbanes-Oxley compliance as well as from the unfavorable impact on cost of sales that 2005's lower AUS had on this highly fixed-
cost  category.   These increases were partially  offset  by
lower performance-based bonus costs.

Interest expense for the first quarter of 2005 and 2004 amounted to 1.1% and 1.3% of sales, respectively. The average effective interest rate decreased to 6.0% for the first quarter of 2005 from 6.1% for the comparable quarter in 2004, resulting principally from the scheduled $18.8 million annual installment payment on the 9.02% senior notes in late-January 2005. Borrowings under the floating-rate revolving credit facility, which accrued interest at a 3.7% effective rate during the quarter, were used as the source of funds for this payment.

Revenues from franchised restaurants decreased by $189,000 during the first quarter of 2005 as the Company's sole franchisee, Family Steak Houses of Florida, Inc. ("FSH"; now operates as EACO Corporation) converted its Ryan's brand restaurants to non-affiliated brands in accordance with the December 2003 amendment to the franchise agreement. Per the amendment, the franchise relationship between the Company and FSH will terminate by no later than June 30, 2005.

An effective income tax rate of 32.9% was used for the first quarter of 2005 compared to 33.8% for the first quarter of 2004. The decrease in the 2005 rate resulted principally from the greater deductive impact of anticipated Federal tax credits, such as Work Opportunity, Welfare to Work and FICA taxes paid on reported employee tip income, for 2005 (estimated at approximately $2.7 million, which is similar in amount to the 2004 estimate) on 2005's lower earnings before income taxes (as compared to 2004). This decrease was partially offset by higher 2005 state income tax expense.

Net earnings for the first quarter amounted to $11.8 million in 2005 compared to $15.4 million in 2004. Weighted-average shares (diluted) decreased by 2.3% to 42.9 million in 2005 from 43.9 million in 2004 as the lower price of the Company's common stock reduced the impact of the Company's outstanding stock options included in the weighted-average share calculation. In general, as the Company's stock price decreases, the number of shares related to stock options in the weighted-average share calculation also decreases. Accordingly, earnings per share (diluted) amounted to 28 cents for the first quarter of 2005 compared to 35 cents for the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is from its restaurants sales, which are primarily derived from cash, checks or credit / debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding section, capital expenditures and stock repurchases.

A comparison of the Company's sources and uses of funds for the three-month periods ended March 30, 2005 and March 31, 2004 follow (in thousands):

                                      2005    2004    Change
     Net cash provided by operating
       activities                   $29,868  35,499  (5,631)
     Net cash used in investing
       activities                   (20,733)(15,225) (5,508)
     Net cash provided by (used in)
       financing activities           6,510  (6,496) 13,006
     Net increase in cash and cash
       equivalents                  $15,645  13,778   1,867

Net cash provided by operating activities decreased by $5.6 million in 2005 mainly as a result of lower net earnings and less tax benefit from the exercise of stock options in 2005. As noted below, stock option exercises also decreased in 2005. Net cash used in investing activities increased by $5.5 million as capital expenditures during the first quarter of 2005 exceeded the prior year's comparable amount due to a greater number of stores under construction at quarter-end 2005. Finally, net cash provided by financing activities increased by $13.0 million as the Company borrowed $24.5 million under its revolving credit facility during the first quarter of 2005 in order to provide funds for a scheduled $18.8 million senior note payment and for its capital expenditure needs, partially offset by lower stock option exercises and stock repurchases during the quarter.

At March 30, 2005, the Company's working capital deficit amounted to $38.5 million compared to a $45.4 million deficit at December 29, 2004. This decrease in deficit results principally from an increase in the Company's cash balances, partially offset by higher accounts payable and income taxes payable. The Company's cash balances fluctuate based on its anticipated short-term cash needs and the maturities of borrowings under its revolving credit facility. Both payable categories normally increase from their year-end balances due to normal seasonal sales patterns and payment schedules. Management does not anticipate any adverse effects from the current working capital deficit due to the significant and steady level of cash flow provided by operations.

Total capital expenditures for the first three months of 2005 amounted to $22.7 million. The Company opened four and closed one restaurant during the first three months of 2005, which included one opening and one closing for relocation purposes. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2005, the Company plans to build and open 13 to 15 new restaurants, including three potential relocations. All new restaurants open with the display cooking/lodge-look format. This format involves a glass-enclosed grill and cooking area that extends into the dining room and the use of stone and wood inside and outside the building in order to present an atmosphere reminiscent of a mountain lodge. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go to the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plates. Management also intends to convert approximately 11 to 15 restaurants during the remainder of 2005 to the display cooking/lodge-look format. Substantially all of the new and converted restaurants will operate under the "Fire Mountain" brand name in order to differentiate them from the older Ryan's and other restaurants that operate with a more traditional family steakhouse format. Total 2005 capital expenditures are estimated at $94 million. The Company is currently concentrating its efforts on Company-owned restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2008. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first three months of 2005, the Company purchased 1,600 shares at an aggregate cost of $23,000. Through March 30, 2005, approximately 44.2 million shares, or 55% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $332.8 million. Repurchases since March 30, 2005 have been insignificant. Additional stock repurchases in 2005 will occur if, in management's opinion, the share price is at an attractive level, subject to the continued availability of capital, the limitations imposed by the Company's credit agreements, applicable securities regulations and other factors described in "Forward-Looking Information".

At March 30, 2005, the Company's outstanding debt consisted of $56.3 million of 9.02% senior notes, $100.0 million of 4.65% senior notes and a $150.0 million revolving credit facility of which $32.5 million was outstanding at that date. After allowances for letters of credit and other items, there were approximately $105 million in funds available under the revolving credit facility. The Company's ability to draw on these funds may be limited by the financial covenants in the agreements governing both the senior notes and the revolving credit facility. At March 30, 2005, the Company was in compliance with all covenants under the loan agreements. Current projections indicate that the Company will be in compliance with all covenants during the remainder of 2005. However, if future earnings are significantly below projected levels, compliance issues could occur, particularly with the covenant regarding the minimum fixed coverage ratio. Nevertheless, management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2005.

Management believes that its current capital structure is sufficient to meet its 2005 cash requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.

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

Asset Lives Property and equipment are recorded at cost, less accumulated depreciation. Buildings and land improvements are depreciated over estimated useful lives ranging from 25 to 39 years, and equipment is depreciated over estimated useful lives ranging from 3 to 20 years. Depreciation expense for financial statement purposes is calculated using the straight-line method. Management is responsible for estimating the initial useful lives and any revisions thereafter and bases its estimates principally on historical usage patterns of the assets. Such revisions to the useful lives have not significantly impacted the Company's results of operations in recent years. Material differences in the amount of reported depreciation could result if different assumptions were used.

Impairment of Long-Lived Assets Long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews restaurants for possible impairment if the restaurant has had cash flows of $50,000 or less in the aggregate over the previous 12 months or if it has been selected for relocation and the new site is under construction. For restaurants that will continue to be operated, the carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, over the remaining useful life of the restaurant. The estimate of future cash flows is based on management's review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management's knowledge of current and planned development near the restaurant site and on current market transactions. Each of these estimates is based on assumptions, such as with respect to future sales and costs, that may differ materially from actual results. If the carrying amount exceeds the sum of the undiscounted future cash flows, the carrying value is reduced to the restaurant's current fair value. If the decision has been made to close and sell a restaurant, the carrying value of that restaurant is reduced through accelerated depreciation to its current fair value less costs to sell and is no longer depreciated. Total impairment costs, including related accelerated depreciation charges, amounted to $167,000 and $396,000 for the first quarters of 2005 and 2004, respectively.

Self-Insurance Liabilities The Company self-insures a significant portion of expected losses from its workers' compensation, general liability and team member medical programs. The aggregate amounts of these liabilities were $13,758,000 at March 30, 2005 and $13,466,000 at December
29, 2004. For workers' compensation and general liability claims, the portion of any individual claim that exceeds $250,000 is covered by insurance purchased by the Company. Accrued liabilities are recorded for the estimated, undiscounted future net payments, or ultimate costs, to settle both reported claims and claims that have been incurred but not reported. On a quarterly basis, management reviews claim values as estimated by a third-party claims administrator ("TPA") and then adjusts these values for estimated future increases in order to record ultimate costs. Both current and prior years' claims are reviewed because estimated claim values are frequently adjusted by the TPA as new information, such as updated medical reports or settlements, is received. Management reviews the relationship between historical claim estimates and payment history, overall number of accidents and historical claims experience in order to make an ultimate cost estimate. For team member medical claims, the portion of any individual claim that exceeds $300,000 is covered by insurance purchased by the Company. Accruals are based on management's review of historical claim experience. Unexpected changes in any of these factors could result in costs that are materially different than initially reported.

Income  Taxes  The Company estimates certain components  of
the provision for income taxes on a quarterly basis.  These
estimates  include,  among other  items,  depreciation  and
amortization expense allowable for tax purposes,  allowable
tax credits for items such as Work Opportunity, Welfare  to
Work  and FICA taxes paid on reported employee tip  income,
effective rates for state and local income taxes,  and  the
tax  deductibility of certain other items.  These estimates
are based on the best available information at the time the
tax  provision  is  prepared.  There  were  no  significant
changes  to  these  estimates during the first  quarter  of
2005.   Annual  income tax returns are prepared  and  filed
several  months  after  each fiscal year-end.   Income  tax
returns  are subject to audit by federal, state, and  local
governments, generally up to three years after the  returns
are  filed.   These returns could be subject  to  differing
interpretations of the applicable authority's tax laws. As part of the audit process, the Company must assess the likelihood that a requested adjustment in income taxes due will be payable either through legal proceedings or by settlement, either of which could result in a material adjustment to the Company's results of operations or financial position.


IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage or, if higher, the applicable state minimum wage and, accordingly, legislated changes to the minimum wage rates affect the
Company's payroll costs. There has been legislation introduced to increase the minimum wage in the U.S. Congress and in the legislatures of approximately one-half of the states in which the Company operates. It is impossible to predict which increases will be implemented. If such increases were implemented, the Company expects that payroll costs, as a percent of sales, would increase. However, the Company is generally able to increase menu prices in order to cover most of the dollar impact of legislated payroll rate increases.

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

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt
under   the   Company's  revolving  credit   facility   (see
"Liquidity and Capital Resources"). At March 30, 2005, there was $32.5 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent increase in interest rates throughout the quarter ended March 30, 2005 would have increased interest expense by approximately $53,000 and decreased net earnings by $36,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended March 30, 2005. The Company does not enter into financial instrument agreements for trading or speculative purposes.


Item 4.           CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in its Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2005, the Company did not make any changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, that control.


                   FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and
elsewhere   that  are  forward-looking  involve  risks   and
uncertainties  that may impact the Company's actual  results
of  operations.   All  statements other than  statements  of
historical   fact   that  address  activities,   events   or
developments that the Company expects or anticipates will or may occur in the future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The
words   "estimates",   "plans",  "anticipates",   "expects",
"intends", "believes" and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such
information.   While  it  is not possible  to  identify  all
relevant factors, the following could cause actual results to differ materially from expectations: general economic
conditions,    including   consumer    confidence    levels;
competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; an adverse food safety event; weather fluctuations; interest
rate   fluctuations;  stock  market  conditions;   political
environment (including acts of terrorism and wars); and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 29, 2004. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2005 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company's loan agreements that govern both the senior notes and the revolving credit facility, and the maximum debt and stock repurchase levels authorized by the Company's Board of Directors.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

       In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys are seeking collective-action status on this complaint. In October 2003, the presiding judge denied the Company's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the judge's ruling that denied enforcement of the arbitration issue. The Company is pursuing an appeal to the U.S. Supreme Court concerning this issue and has also asked the presiding judge to again stay the order regarding employee addresses. Due to the evolving nature of this case, the potential financial impact to the Company's financial results cannot be estimated at this time. Accordingly, no accrual for a loss contingency has been made in the accompanying consolidated financial statements.

       In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions arising in the normal course of business, management believes that, as a result of its legal defenses and insurance arrangements, none of these actions should have a material adverse effect on the Company's business or financial condition, taken as a whole.

Item 2.   Unregistered Sales of Equity Securities and Use of
Proceeds.

        Period       Total   Average   Total       Maximum
                    Number    Price    Number     Number of
                      of      Paid       of      Shares that
                    Shares     Per     Shares    May Yet Be
                   Purchased   Share   Purchased  Purchased
                                        as        Under the
                                      Part of       Plan
                                      Publicly
                                      Announced
                                        Plan
        January        -        -     44,217,706 10,782,294
        (12/30/04-
         02/02/05)
        February       -        -     44,217,706 10,782,294
        (02/03/05-
         03/02/05)
        March        1,600   $14.19   44,219,306 10,780,694
        (03/03/05-
         03/30/05)
        Total        1,600   $14.19   44,219,306 10,780,694


       The Company began its stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of its common stock through December 2008. At March 30, 2005, there were 10,780,694 shares remaining under the current authorization. There were no purchases of the
       Company's common stock by or on behalf of the Company or any "affiliated purchaser" during the first quarter of 2005 other than through this stock repurchase program.

Item 4.Submission of Matters to a Vote of Security Holders.

       The following table summarizes the results of the shareholder votes cast at the Annual Meeting of Shareholders held on April 11, 2005 (all votes are in thousands):

                                                     Broker-
                      For   Against  Withheld Abstain  Non-
                                                       votes
(a)  Election of
     Directors:
  C. D. Way            36,325    n/a  2,771   n/a   n/a
  G. E. McCranie       36,456    n/a  2,640   n/a   n/a
  B. L. Edwards        36,664    n/a  2,432   n/a   n/a
  B. S. MacKenzie      36,660    n/a  2,436   n/a   n/a
  H. K. Roberts, Jr.   36,665    n/a  2,431   n/a   n/a
  J. M. Shoemaker, Jr. 23,489    n/a 15,607   n/a   n/a
  V. A. Wong           36,990    n/a  2,106   n/a   n/a

(b)  Ratify Ryan's
     Shareholder Rights
     Agreement         21,912  13,574   n/a    78   n/a

(c)  Ratify the
     appointment of
     KPMG LLP for
     fiscal 2005       38,093     994   n/a     9   n/a


Item 6.Exhibits.

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

                  RYAN'S RESTAURANT GROUP, INC.
                          (Registrant)



May 4, 2005              /s/Charles D. Way
                         Charles D. Way
                         Chairman and
                         Chief Executive Officer



May 4, 2005              /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer and Assistant Secretary
                         (Principal Financial and Accounting
                         Officer)



May 4, 2005              /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Vice President-Accounting and
                         Corporate Controller