Form 10-Q
period 2005-06-29
RYANS RESTAURANT GROUP INC
filed 2005-08-05
CIK 355622

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarter ended June 29, 2005

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

At June 29, 2005, there were 41,911,000 shares outstanding of the registrant's common stock, par value $1.00 per share.


                   RYAN'S RESTAURANT GROUP, INC.

                       TABLE OF CONTENTS               PAGE NO.


PART I ---     FINANCIAL INFORMATION

Item 1.                                     Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended June 29, 2005 and June 30, 2004	    3

       Consolidated Statements of Earnings (Unaudited) -
       Six Months Ended June 29, 2005 and June 30, 2004     4

       Consolidated Balance Sheets -
       June 29, 2005 (Unaudited) and December 29, 2004      5

       Consolidated Statements of Cash Flows (Unaudited) -
       Six Months Ended June 29, 2005 and June 30, 2004     6

       Consolidated Statement of Shareholders' Equity
       (Unaudited) -
       Six Months Ended June 29, 2005                       7

       Notes to Consolidated Financial Statements (Unaudited)
                                                        8 - 9

Item 2.Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                       10 - 15

Item 3.Quantitative and Qualitative Disclosures About Market
       Risk                                                 15

Item 4.Controls and Procedures                              15

Forward-Looking Information                                 16

PART II --                                    OTHER INFORMATION

Item 1.Legal Proceedings
                                                            17

Item 2.Unregistered Sales of Equity Securities and Use of
       Proceeds                                        17 - 18

Item 4.Submission of Matters to a Vote of Security Holders
                                                            18

Item 6.Exhibits                                             18

SIGNATURES                                                  19

                  PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

                   RYAN'S RESTAURANT GROUP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                         Quarter Ended
                                     June 29,       June 30,
                                       2005           2004
Restaurant sales                     $215,510        216,546

Cost of sales:
 Food and beverage                     76,351         76,273
 Payroll and benefits                  69,737         69,175
 Depreciation                           8,684          8,188
 Other restaurant expenses             33,944         29,355
   Total cost of sales                188,716        182,991

General and administrative expenses    15,761         10,255
Interest expense                        2,405          2,749
Revenues from franchised restaurants    (135)          (323)
Other income, net                       (562)          (531)
Earnings before income taxes            9,325         21,405
Income taxes                            3,065          7,235

   Net earnings                      $  6,260         14,170

Net earnings per common share:
 Basic                               $    .15            .34
 Diluted                                  .15            .33

Weighted-average shares:
 Basic                                 41,952         41,639
 Diluted                               42,770         43,258

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                        Six Months Ended
                                     June 29,       June 30,
                                       2005           2004
Restaurant sales                     $425,149        428,203

Cost of sales:
 Food and beverage                    148,964        148,773
 Payroll and benefits                 137,728        136,045
 Depreciation                          17,137         16,745
 Other restaurant expenses             65,464         58,167
   Total cost of sales                369,293        359,730

General and administrative expenses    26,231         20,577
Interest expense                        4,765          5,434
Revenues from franchised restaurants    (309)          (686)
Other income, net                     (1,762)        (1,459)
Earnings before income taxes           26,931         44,607
Income taxes                            8,858         15,077

   Net earnings                      $ 18,073         29,530

Net earnings per common share:
 Basic                               $    .43            .71
 Diluted                                  .42            .68

Weighted-average shares:
 Basic                                 41,945         41,860
 Diluted                               42,818         43,584

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                     June 29,     December 29,
                                       2005           2004
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 16,508          7,354
 Receivables                            4,633          4,639
 Inventories                            6,558          5,611
 Prepaid expenses                       1,403          1,016
 Deferred income taxes                  5,580          5,110
   Total current assets                34,682         23,730
Property and equipment:
 Land and improvements                169,193        162,082
 Buildings                            501,437        480,781
 Equipment                            281,236        271,431
 Construction in progress              27,303         31,531
                                      979,169        945,825
 Less accumulated depreciation        311,082        295,852
   Net property and equipment         668,087        649,973
Other assets                           10,535         10,643
  Total assets                       $713,304        684,346

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       8,932          5,963
 Current portion of long-term debt    180,250         18,750
 Income taxes payable                   2,403          1,842
 Accrued liabilities                   52,460         42,569
   Total current liabilities          244,045         69,124
Long-term debt                           -           164,250
Deferred income taxes                  47,661         47,674
Other long-term liabilities             8,105          7,692
   Total liabilities                  299,811        288,740

Shareholders' equity:
 Common stock of $1.00 par value;
   authorized 100,000,000 shares;
   issued 41,911,000 in 2005 and
   41,890,000 shares in 2004           41,911         41,890
 Additional paid-in capital             3,671          3,878
 Retained earnings                    367,911        349,838
   Total shareholders' equity         413,493        395,606
Commitments and contingencies
      Total liabilities and
        shareholders' equity         $713,304        684,346


See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                          (In thousands)

                                        Six Months Ended
                                     June 29,       June 30,
                                       2005           2004
Cash flows from operating activities:
 Net earnings                        $ 18,073         29,530
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization       18,413         17,635
    Loss  (gain)  on  sale of
      property and equipment              (78)           502
    Tax  benefit  from  exercise of
      stock options                       292          2,679
   Deferred income taxes                 (483)           107
   Decrease (increase) in:
     Receivables                            6            (80)
     Inventories                         (947)          (913)
     Prepaid expenses                    (387)            71
    Other assets                           12           (410)
   Increase (decrease) in:
     Accounts payable                   2,969          3,048
     Income taxes payable                 561           (446)
     Accrued liabilities                9,891          6,215
     Other long-term liabilities          413            434
Net   cash   provided  by  operating
  activities                           48,735         58,372

Cash flows from investing activities:
  Proceeds  from  sale  of property
    and equipment                       4,099          3,302
 Capital expenditures                 (40,452)       (35,055)
Net   cash  used  in  investing
  activities                          (36,353)       (31,753)

Cash flows from financing activities:
 Repayment of senior notes            (18,750)           -
   Net borrowings from (repayment of)
  revolving credit facility            16,000         (5,000)
 Proceeds from stock options
   exercised                            1,074          5,008
 Purchase of common stock              (1,552)       (18,207)
Net cash used in financing
  activities                           (3,228)       (18,199)

Net increase in cash and cash
  equivalents                           9,154          8,420

Cash  and  cash  equivalents  -
  beginning of period                   7,354          8,617

Cash  and  cash  equivalents  -
  end of period                      $ 16,508         17,037

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount capitalized $  5,481          5,488
 Income taxes                           8,488         12,737


See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)

                          (In thousands)

                  Six Months ended June 29, 2005

                     $1 Par Value Additional
                               Common   Paid-In   Retained
                               Stock    Capital   Earnings   Total

Balances at December 29, 2004 $41,890    3,878     349,838  395,606

  Net earnings                   -         -        18,073   18,073
  Issuance of common stock
   under stock option plans       132      942        -       1,074
  Tax benefit from exercise of
   non-qualified stock options   -         292        -         292
  Purchases of common stock    (  111) ( 1,441)       -     ( 1,552)

Balances at June 29, 2005     $41,911    3,671     367,911  413,493


See accompanying notes to consolidated financial statements.

               RYAN'S RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           June 29, 2005
                            (Unaudited)

Note 1.  Description of Business

Ryan's Restaurant Group, Inc. (the "Company") operates a restaurant chain consisting of 346 Company-owned restaurants located principally in the southern and midwestern United States and, through June 30, 2005, received franchise royalties from an unrelated third-party franchisee that operated four restaurants (as of June 29, 2005) in Florida. This franchise relationship was with the Company's sole franchisee and was terminated by mutual agreement on June 30, 2005. The Company-owned restaurants operate under the Ryan's or Fire Mountain brand names, but are viewed as a single business unit for management and reporting purposes. A Fire Mountain restaurant offers a selection of foods similar to a Ryan's restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include  the  financial statements  of Ryan's Restaurant Group, Inc. and  its  wholly-
owned    subsidiaries.    All   intercompany   balances    and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six months ended June 29, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2004.

Note 3.  Relevant New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," ("SFAS 123R"), which amends SFAS No. 123 and SFAS No. 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value and will be effective for the first quarter of 2006. The Company is currently evaluating the effect that this accounting change will have on its financial position and results of operations.

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

                             Quarter Ended    Six Months Ended
(In  thousands, except       June 29,June 30, June 29,June 30,
  earnings per share)
                             2005    2004     2005    2004
Net earnings, as reported    $6,260  14,170   18,073  29,530
Less total stock-based
  compensation expense
  determined under fair
  value based method,
  net of related tax effects   (408)   (229)    (879)   (585)

Pro forma net earnings       $5,852  13,941   17,194  28,945
Earnings per share
 Basic:
  As reported                 $ .15     .34      .43     .71
  Pro forma                     .14     .33      .41     .69
 Diluted:
  As reported                   .15     .33      .42     .68
  Pro forma                     .14     .32      .40     .66

Note 5.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents that arise from the hypothetical exercise of outstanding stock options using the treasury stock method. Outstanding stock options to purchase 420,850 and 3,000 shares of common stock at June 29, 2005 and June 30, 2004, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6.  Legal Contingencies

In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor
Standards Act of 1938. The plaintiffs' attorneys sought collective-action status for the case. In October 2003, the presiding judge denied the Company's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit. In July 2005, the Company began negotiations with the plaintiffs' attorney in hopes of reaching a mutually acceptable settlement. As a result of these negotiations, the Company believes that $5,000,000 represents the estimated minimum settlement for this litigation and has charged this amount in the second quarter of 2005 to general and administrative expenses in the accompanying consolidated financial statements. The parties have tentatively scheduled a mediation process for the third quarter of 2005 that is designed to facilitate an agreement between the parties. However, there can be no assurance that the Company will reach an agreement as a result of the mediation process. Therefore it is not possible to predict the case's outcome, and the ultimate settlement cannot be estimated at this time.

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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended June 29, 2005 versus June 30, 2004

Restaurant sales during the second quarter of 2005 decreased by 0.5% compared to the second quarter of 2004. Average unit growth, based on the average number of restaurants in operation, increased by 2.9% in the second quarter of 2005 compared to the second quarter of 2004. The Company owned and operated 346 restaurants (286 Ryan's brand and 60 Fire
Mountain brand) at June 29, 2005 and 337 restaurants (303 Ryan's brand and 34 Fire Mountain brand) at June 30, 2004. In comparison to the second quarter of 2004, average unit sales ("AUS"), or average weekly sales volumes per unit, for all stores (including newly opened restaurants) decreased by 3.4% in 2005, and same-store sales decreased by 4.0% in 2005. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores (see "Liquidity and Capital Resources") are included in the same-store sales calculation, provided that the underlying stores were operating for at least 18 months. Same-store sales and related factors for the second quarters of 2005 and 2004, as compared to their comparable prior years' quarters, were as follows:

     Same-store                       2005    2004
     Sales                            (4.0%)  (0.2%)
     Customer count                   (6.8%)  (3.8%)
     Menu factor (principally pricing) 2.8%    3.6%

Management believes that sales results continued to be adversely impacted by high energy costs during the second quarter of 2005. Customers experienced high gasoline prices and utility costs during the quarter, resulting in decreased discretionary spending and reduced dining-out expenditures. Management hopes to increase sales by implementing barbeque and seafood theme nights at its restaurants and is also testing a weekend buffet breakfast at selected locations.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 87.6% during the second quarter of 2005 compared to 84.5% during the second quarter of 2004. Food and beverage costs amounted to 35.4% of sales in 2005 and 35.2% of sales in 2004. In 2005, these costs increased due to higher pork and chicken costs, partially offset by a 2.8% increase in menu pricing. Payroll and benefits increased to 32.4% of sales in 2005 from 31.9% of sales in 2004 due principally to management's tactical decision to increase hourly staffing levels in order to provide a better dining experience for customers with the aim of building and retaining sales. All other restaurant costs, including depreciation, increased to 19.8% of sales in 2005 from 17.4% of sales in 2004. This increase resulted principally from higher electricity and natural gas prices, higher general liability insurance costs due to higher claims in the current year combined with a favorable accrual adjustment in the prior year, and an impairment charge in 2005 related to an underperforming restaurant. These costs also increased, as a percentage of sales, due to the impact that 2005's lower AUS had on the many fixed-cost items included in this category, such as repairs and maintenance. Based on these factors, the Company's margins at the restaurant level decreased to 12.4% of sales in 2005 from 15.5% of sales in 2004.

General and administrative expenses increased to 7.3% of sales in 2005 from 4.7% of sales in 2004 due principally to the $5,000,000 charge related to the collective-action lawsuit, which is further described at Note 6 in the accompanying Notes to Consolidated Financial Statements, as well as from the unfavorable impact that 2005's lower AUS had on this highly fixed-cost category.

Interest expense for the second quarters of 2005 and 2004 amounted to 1.1% and 1.3% of sales, respectively. The average effective interest rate decreased to 5.9% for the second quarter of 2005 from 6.2% for the comparable quarter in 2004, resulting principally from the scheduled $18.8 million annual installment payment on the Company's 9.02% senior notes in late-January 2005. Borrowings under the floating-rate revolving credit facility, which accrued interest at a 3.9% effective rate during the quarter, were used as the source of funds for this payment.

Revenues from franchised restaurants decreased by $188,000 from the second quarter of 2004 to the second quarter of 2005 as the Company's sole franchisee, EACO Corporation ("EACO"; formerly Family Steak Houses of Florida, Inc.), converted its Ryan's brand restaurants to non-affiliated brands in accordance with the December 2003 amendment to the franchise agreement. Per the amendment, the franchise relationship between the Company and EACO terminated on June 30, 2005.

An effective income tax rate of 32.9% was used for the second quarter of 2005 compared to 33.8% for the second quarter of 2004. The decrease in the 2005 rate resulted principally from the greater deductive impact of anticipated Federal tax credits, such as Work Opportunity, Welfare to Work and FICA taxes paid on reported employee tip income, for 2005 (estimated at approximately $2.5 million, which is similar in amount to the 2004 estimate) on 2005's lower earnings before income taxes (as compared to 2004). This decrease was partially offset by higher 2005 state income tax expense.

Net earnings for the second quarter amounted to $6.3 million in the 2005 period compared to $14.2 million in the 2004 period. Weighted-average shares (diluted) decreased by 1.1% to 42.8 million in 2005 from 43.3 million in 2004 as the lower price of the Company's common stock reduced the impact of outstanding stock options on the diluted weighted-average share calculation. In general, as the stock price decreases, the number of shares related to stock options in the diluted weighted-average share calculation also decreases, which has the effect of increasing earnings per share (diluted). Accordingly, earnings per share (diluted) amounted to 15 cents for the second quarter of 2005 compared to 33 cents for the second quarter of 2004.

Six months ended June 29, 2005 versus June 30, 2004

For the six months ended June 29, 2005, restaurant sales were down 0.7% compared to the same period in 2004. Principal factors affecting the 2005 sales decline include a 3.2% decrease in all-store AUS, partially offset by the 2.4% unit growth of Company-owned restaurants. Same-store sales and related factors for the first six months of 2005 and 2004, as compared to their comparable prior years' periods, were as follows:

     Same-store                       2005     2004
     Sales                            (3.6%)   2.2%
     Customer count                   (6.4%)  (1.4%)
     Menu factor (principally pricing) 2.8%    3.6%

Cost of sales, as detailed above, for the first six months of 2005 and 2004 amounted to 86.9% of sales and 84.0% of sales, respectively. In 2005, higher beef, pork and chicken costs, partially offset by lower soybean-oil product costs and the 2.8% menu factor, increased food and beverage costs to 35.1% of sales for 2005 compared to 34.7% of sales for 2004. Payroll and benefits increased to 32.4% of sales for 2005 from 31.8% of sales for 2004 due to higher hourly labor, partially offset by lower workers' compensation insurance costs. All other restaurant costs, including depreciation, increased to 19.4% of sales for 2005 from 17.5% for 2004 due principally to higher utility (electricity and natural gas), general liability insurance and repairs and maintenance costs. These costs also increased, as a percentage of sales, due to the impact that 2005's lower AUS had on the many fixed-cost items included in this category.

General and administrative expenses increased to 6.2% for 2005 from  4.8%  for 2004 due principally to the $5,000,000  charge
for   the  collective-action  lawsuit  noted  in  the   second
quarter's discussion.

Effective  income tax rates of 32.9% and 33.8% were  used  for
the  first  six  months of 2005 and 2004,  respectively.   The
explanation for this rate decrease is similar to the second quarter's discussion.

Net earnings for the first six months of 2005 amounted to $18.1 million compared to $29.5 million in 2004. Weighted-average shares (diluted) decreased by 1.8% due to the reduced impact of outstanding stock options on the diluted weighted-average share calculation (see second quarter's discussion) and from the Company's stock repurchase program. Accordingly, earnings per share (diluted) amounted to 42 cents in the 2005 period compared to 68 cents in the 2004 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is from its restaurants sales, which are primarily derived from cash, checks or credit / debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding section, capital expenditures and stock repurchases.

A  comparison of the Company's sources and uses of  funds  for the  six-month periods ended June 29, 2005 and June  30,  2004 follow (in thousands):

                                    2005     2004     Change
      Net cash provided by
        operating activities        $48,735  58,372   (9,637)
      Net  cash used in investing
        activities                  (36,353)(31,753)  (4,600)
      Net  cash used in financing
        activities                   (3,228)(18,199)  14,971
      Net  increase in cash and
        cash equivalents            $ 9,154   8,420      734

Net cash provided by operating activities decreased by $9.6 million in 2005 mainly as a result of lower net earnings and less tax benefit from the exercise of stock options in 2005. Net cash used in investing activities increased by $4.6 million as capital expenditures during the first six months of 2005 exceeded the prior year's comparable amount due to a greater number of stores constructed in 2005. Finally, net cash provided by financing activities increased by $15.0 million largely due to less stock repurchases during the first six months of 2005.

At June 29, 2005, the Company's working capital deficit amounted to $209.4 million compared to a $45.4 million deficit at December 29, 2004. This increase in deficit results principally from higher current debt at the end of the current quarter. As explained further in the following paragraph, the Company did not meet its debt covenants related to the fixed charge coverage ratio at June 29, 2005, and, accordingly, $161.5 million of outstanding debt was reclassified from long-term to current as of that date. Excluding the implications of the debt covenant violation, management does not anticipate any adverse effects from the current working capital deficit due to the significant and steady level of cash flow provided by operations.

At June 29, 2005, the Company's outstanding debt consisted of $56.3 million of 9.02% senior notes, $100.0 million of 4.65% senior notes and a $150.0 million revolving credit facility of which $24.0 million was outstanding at that date. After allowances for letters of credit and other items, there were approximately $114 million in funds available under the revolving credit facility. The Company's ability to draw on these funds is limited by the financial covenants in the agreements governing both the senior notes and the revolving credit facility. As noted in the prior paragraph, due principally to consistently lower net earnings since the third quarter of 2004, the Company did not meet the fixed charge coverage ratio covenants in its debt agreements at June 29, 2005. The fixed charge coverage ratio, which is defined consistently in all of the debt agreements, was 2.05 times compared to the minimum requirement of 2.25 times. The Company's lenders have granted a waiver for the second quarter's covenant violation. However, based on the Company's current projections, it appears likely that the 2.25 requirement will not be met for the next several quarters. The Company's lenders have indicated that they will work with the Company to amend the minimum fixed charge coverage ratio for the Company's third quarter and forward. Management expects that other financial covenants and limitations are likely to be revised as part of the anticipated amendment. The Company met all other debt covenants at June 29, 2005 and does not anticipate having any trouble complying with the other covenants in the debt agreements in the foreseeable future. Until the debt agreements are amended, all outstanding debt will be classified as a current liability on the Company's consolidated balance sheet. Management is optimistic that the amendments to its debt agreements can be negotiated and implemented during the third quarter. However, negotiations between the Company and its lenders have not yet commenced, and, therefore, there can be no assurance as to the ultimate impact of this process on the Company's operations.

Total capital expenditures for the first six months of 2005 amounted to $40.5 million. The Company opened nine and closed four restaurants during the first six months of 2005, including two openings and one closing for relocation purposes. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. For the remainder of 2005, the Company plans to build and open six new restaurants, including two potential relocations. All new restaurants open with the display cooking/lodge-look format. This format involves a glass-enclosed grill and cooking area that extends into the dining room and the use of stone and wood inside and outside the building in order to present an atmosphere reminiscent of a mountain lodge. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go to the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plates. Management also intends to convert approximately 7 to 11 restaurants during the remainder of 2005 to the display cooking/lodge-look format. Substantially all of the new and converted restaurants will operate under the "Fire Mountain" brand name in order to differentiate them from the older Ryan's and other restaurants that operate with a more traditional family steakhouse format. Total 2005 capital expenditures are estimated at $83 million. The Company is currently concentrating its efforts on Company-owned restaurants and is not actively pursuing any franchised locations, either domestically or internationally. For 2006, the Company intends to decrease capital expenditures from 2005 levels by building nine new restaurants compared to the 15 new restaurants planned for 2005 in order to conserve cash flow and spend more time on building same-store sales at existing restaurants.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2008. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. During the first six months of 2005, the Company purchased 110,700 shares at an aggregate cost of $1.6 million. Through June 29, 2005, approximately 44.3 million shares, or 55% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $334.4 million. Repurchases since June 29, 2005 have been insignificant. In July 2005, the Company's Board of Directors suspended all future share repurchases in order to retain the Company's cash flow for debt repayment and other corporate purposes.

Management believes that its current capital structure is sufficient to meet its 2005 cash requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies have a significant impact on the Company's financial statements and involve difficult or subjective estimates of future events by management. Management's estimates could differ significantly from actual results, leading to possible significant adjustments to future financial results. The following policies are considered by management to involve estimates that most critically impact reported financial results.

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

Impairment of Long-Lived Assets Long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews restaurants for possible impairment if the restaurant has had aggregate cash flows of $50,000 or less over the previous 12 months or if it has been selected for relocation and the new site is under construction. For restaurants that will continue to be operated, the restaurant's carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, over the remaining useful life of the restaurant. The estimate of future cash flows is based on management's review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management's knowledge of current and planned development near the restaurant site and on current market transactions. Each of these estimates is based on assumptions, particularly with respect to future sales  and  costs,  that  may differ  materially  from  actual results. If the carrying amount exceeds the sum of the undiscounted future cash flows, the carrying amount is reduced to the restaurant's current fair value. If the decision has been made to close and sell a restaurant, the carrying value of that restaurant is reduced through accelerated depreciation to its current fair value less costs to sell and is no longer depreciated once it is closed. Total impairment costs, including related accelerated depreciation charges, amounted to $1,322,000 and $484,000 for the first six months of 2005 and 2004, respectively.

Self-Insurance Liabilities The Company self-insures a significant portion of expected losses from its workers' compensation, general liability and team member medical programs. The aggregate amounts of these liabilities were $14,505,000 at June 29, 2005 and $13,466,000 at December 29,
2004. For workers' compensation and general liability claims, the portion of any individual claim that exceeds $250,000 is covered by insurance purchased by the Company. Accrued liabilities are recorded for the estimated, undiscounted future net payments, or ultimate costs, to settle both reported claims and claims that have been incurred but not reported. On a quarterly basis, management reviews claim values as estimated by a third-party claims administrator ("TPA") and then adjusts these values for estimated future increases in order to record ultimate costs. Both current and prior years' claims are reviewed because estimated claim values are frequently adjusted by the TPA as new information, such as updated medical reports or settlements, is received. Management reviews the relationship between historical claim estimates and payment history, overall number of accidents and historical claims experience in order to make an ultimate cost estimate. For team member medical claims, the portion of any individual claim that exceeds $300,000 is covered by insurance purchased by the Company. Accruals are based on management's review of historical claims experience. Unexpected changes in any of these factors could result in costs that are materially different than initially reported.

Income Taxes The Company estimates certain components of the provision for income taxes on a quarterly basis. These estimates include, among other items, depreciation expense allowable for tax purposes, allowable federal tax credits for items such as Work Opportunity, Welfare to Work, Renewal Community and FICA taxes paid on reported employee tip income, effective rates for state and local income taxes, and the tax deductibility of certain other items. These estimates are based on the best available information at the time the tax provision is prepared. There were no significant changes to these estimates during the second quarter of 2005.

Annual income tax returns are prepared and filed several months after each fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally up to three years after the returns are filed. These returns could be subject to differing interpretations of the applicable authority's tax laws. As part of the audit process, the Company must assess the likelihood that a requested adjustment in income taxes due will be payable either through legal proceedings or by settlement, either of which could result in a material adjustment to the Company's results of operations or financial position. When the Company concludes that it is probable that a tax position is not sustainable, a liability is recorded for any taxes, interest or penalties that are estimated to be due.


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

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt under the Company's revolving credit facility (see "Liquidity and Capital Resources"). At June 29, 2005, there was $24.0 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent increase in interest rates throughout the quarter ended June 29, 2005 would have increased interest expense by approximately $61,000 and decreased net earnings by $41,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended June 29, 2005. The Company does not enter into financial instrument agreements for trading or speculative purposes.


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

During the second quarter of 2005, the Company did not make any changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, that control.


                    FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects  or  anticipates  will or may  occur  in  the  future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking
statements.   All  forward-looking  information  reflects  the
Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all relevant factors, the following could cause actual results to differ materially from expectations: general economic conditions, including consumer confidence levels; competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food and labor supply costs; food and labor availability; an adverse food safety event; weather fluctuations; interest rate fluctuations; stock market conditions; political environment (including acts of terrorism and wars); and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 29, 2004. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2005 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in the Company's loan agreements that govern both the senior notes and the revolving credit facility, and the maximum debt and stock repurchase levels authorized by the Company's Board of Directors. In July 2005, the Board of Directors suspended stock repurchases under the Company's stock repurchase program.

                    PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

       In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys sought collective-action status for the case. In October 2003, the presiding judge denied the Company's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit. In July 2005, the Company began negotiations with the plaintiffs' attorney in hopes of reaching a mutually acceptable settlement. As a result of these negotiations, the Company believes that $5,000,000 represents the estimated minimum settlement for this litigation and has charged this amount in the second quarter of 2005 to general and administrative expenses in the accompanying consolidated financial statements. The parties have tentatively scheduled a mediation process for the third quarter of 2005 that is designed to facilitate an agreement between the parties. However, there can be no assurance that the Company will reach an agreement as a result of the mediation process. Therefore it is not possible to predict the case's outcome, and the ultimate settlement cannot be estimated at this time.

       In  addition,  from  time  to  time,  the  Company  is
       involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions arising in the normal course of business, management believes that, as a result of its legal defenses and insurance arrangements, none of these actions should have a material adverse effect on the Company's business or financial condition, taken as a whole.
       .

Item 2.   Unregistered Sales of Equity Securities and Use of
Proceeds.

       The following table summarizes activity under the Company's stock repurchase program during the second quarter of 2005:

                    Total   Average   Total       Maximum
                    Number    Price    Number      Number of
                      of      Paid       of       Shares that
                    Shares    Per      Shares     May Yet Be
           Period  Purchased  Share    Purchased  Purchased
                                        as        Under the
                                       Part of       Plan
                                       Publicly
                                       Announced
                                       Plan
        April       43,100   $13.86   44,262,406   10,737,594
        (03/31/05
            -
        05/04/05)
        May         22,000    13.80   44,284,406   10,715,594
        (05/05/05
            -
        06/01/05)
        June        44,000    14.29   44,328,406   10,671,594
        (06/02/05
            -
        06/29/05)
        Total      109,100   $14.02   44,328,406   10,671,594


       The Company began its stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of its common stock through December 2008. At June 29, 2005, there were 10,671,594 shares remaining under the current authorization. There were no purchases of the Company's common stock by or on behalf of the Company or any "affiliated purchaser" during the second quarter of 2005 other than through this stock repurchase program. In July 2005, the Board of
       Directors suspended stock repurchases under the Company's stock repurchase program.

Item 4.                                 Submission of Matters
to a Vote of Security Holders.

       Information with respect to the Annual Meeting of Shareholders held on April 11, 2005 was included in
       Part II, Item 4 of the Company's quarterly report on Form 10-Q for the quarter ended March 30, 2005, and is incorporated herein by reference.

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

                   RYAN'S RESTAURANT GROUP, INC.
                           (Registrant)



August 5, 2005           /s/Charles D. Way
                         Charles D. Way
                         Chairman and
                         Chief Executive Officer



August 5, 2005           /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer and Assistant Secretary
                         (Principal Financial and Accounting
                         Officer)



August 5, 2005           /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Vice President-Accounting and
                         Corporate Controller