Form 10-Q
period 2005-09-28
RYANS RESTAURANT GROUP INC
filed 2005-11-07
CIK 355622

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter ended September 28, 2005

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

At   September   28,   2005,  there  were  41,977,000   shares
outstanding of the registrant's common stock, par value  $1.00 per share.


                   RYAN'S RESTAURANT GROUP, INC.

                       TABLE OF CONTENTS           PAGE NO.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings
        (Unaudited) - Quarters Ended September 28,
        2005 and September 29,2004                     3

        Consolidated Statements of Earnings
        (Unaudited) - Nine Months Ended September 28,
        2005 and September 29,2004                     4

        Consolidated Balance Sheets -
        September 28, 2005 (Unaudited) and
        December 29, 2004                              5

        Consolidated Statements of Cash Flows
        (Unaudited) - Nine Months Ended September
        28, 2005 and September 29, 2004                6

        Consolidated Statement of Shareholders'
        Equity (Unaudited) - Nine Months Ended
        September 28, 2005                             7

        Notes to Consolidated Financial Statements
        (Unaudited)                                  8 - 9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                  10 - 15

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                              16

Item 4. Controls and Procedures                        16

Forward-Looking Information                            17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                              18

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds                         18 - 19

Item 6. Exhibits                                       19

SIGNATURES                                             20

                  PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements

                   RYAN'S RESTAURANT GROUP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)


                                         Quarter Ended
                                     September 28,September 29,
                                        2005         2004
Restaurant sales                     $  202,967      205,331

Cost of sales:
 Food and beverage                       70,169       72,880
 Payroll and benefits                    68,187       67,455
 Depreciation                            10,524        8,857
 Other restaurant expenses               35,190       29,879
     Total cost of sales                184,070      179,071

General and administrative expenses      11,270       10,185
Interest expense                          2,378        2,598
Royalties from franchised restaurants       (35)        (265)
Other income, net                        (1,127)        (238)
Earnings before income taxes              6,411       13,980
Income taxes                              2,247        4,754

     Net earnings                     $   4,164        9,226

Net earnings per common share:
 Basic                                $     .10          .22
 Diluted                                    .10          .22

Weighted-average shares:
 Basic                                   41,934       41,679
 Diluted                                 42,592       42,849

See accompanying notes to consolidated financial statements.


                   RYAN'S RESTAURANT GROUP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

               (In thousands, except per share data)

                                       Nine Months Ended
                                  September 28,  September 29,
                                       2005           2004
Restaurant sales                     $628,116        633,534

Cost of sales:
 Food and beverage                    219,133        221,653
 Payroll and benefits                 205,915        203,500
 Depreciation                          27,661         25,602
 Other restaurant expenses            100,654         88,046
   Total cost of sales                553,363        538,801

General and administrative expenses    37,501         30,762
Interest expense                        7,143          8,032
Royalties from franchised restaurants    (344)          (951)
Other income, net                      (2,889)        (1,697)
Earnings before income taxes           33,342         58,587
Income taxes                           11,105         19,831

   Net earnings                      $ 22,237         38,756

Net earnings per common share:
 Basic                               $    .53            .93
 Diluted                                  .52            .89

Weighted-average shares:
 Basic                                 41,941         41,800
 Diluted                               42,742         43,339

See accompanying notes to consolidated financial statements.


                   RYAN'S RESTAURANT GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                  September 28,   December 29,
                                       2005           2004
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 11,117          7,354
 Receivables                            4,700          4,639
 Inventories                            5,663          5,611
 Prepaid expenses                       1,569          1,016
 Deferred income taxes                  7,277          5,110
   Total current assets                30,326         23,730
Property and equipment:
 Land and improvements                170,267        162,082
 Buildings                            508,584        480,781
 Equipment                            285,424        271,431
 Construction in progress              30,923         31,531
                                      995,198        945,825
 Less accumulated depreciation        319,574        295,852
   Net property and equipment         675,624        649,973
Other assets                           10,593         10,643
  Total assets                       $716,543        684,346

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       6,681          5,963
 Current portion of long-term debt     18,750         18,750
 Income taxes payable                   2,989          1,842
 Accrued liabilities                   51,655         42,569
   Total current liabilities           80,075         69,124
Long-term debt                        161,500        164,250
Other long-term liabilities             5,714          7,692
Deferred income taxes                  50,826         47,674
   Total liabilities                  298,115        288,740

Shareholders' equity:
 Common stock of $1.00 par value;
 authorized 100,000,000 shares;
 issued 41,977,000 in 2005 and
 41,890,000 shares in 2004             41,977         41,890
 Additional paid-in capital             4,376          3,878
 Retained earnings                    372,075        349,838
   Total shareholders' equity         418,428        395,606
Commitments and contingencies
   Total  liabilities  and
  shareholders'  equity              $716,543        684,346

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                          (In thousands)

                                       Nine Months Ended
                                  September 28,  September 29,
                                       2005           2004
Cash flows from operating activities:
 Net earnings                        $ 22,237         38,756
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization       29,012         26,936
    Loss (gain) on sale of property
      and equipment                      (622)           253
    Tax benefit from exercise of stock
      options                             789          2,820
   Deferred income taxes                  985            252
   Decrease (increase) in:
     Receivables                          (61)           285
     Inventories                          (52)          (338)
     Prepaid expenses                    (553)           111
    Other assets                          (94)        (2,066)
   Increase (decrease) in:
     Accounts payable                     718          2,251
     Income taxes payable               1,147          2,026
     Accrued liabilities                9,086          2,051
     Other long-term liabilities       (1,978)           506
Net cash provided by operating
  activities                           60,614         73,843

Cash flows from investing activities:
  Proceeds from sale of property and
    equipment                           7,073          6,403
 Capital expenditures                 (60,970)       (51,108)
Net cash used in investing activities (53,897)       (44,705)

Cash flows from financing activities:
 Repayment of senior notes            (18,750)           -
 Net borrowings from (repayment of)
  revolving credit facility            16,000         (9,000)
 Proceeds from stock options exercised  1,648          5,360
 Purchase of common stock              (1,852)       (18,207)
Net cash used in financing activities  (2,954)       (21,847)

Net increase in cash and cash
  equivalents                           3,763          7,291

Cash and cash equivalents -
  beginning of period                   7,354          8,617

Cash and cash equivalents -
   end of period                     $ 11,117         15,908

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount capitalized $  9,032          9,853
 Income taxes                           8,751         15,413

See accompanying notes to consolidated financial statements.

                   RYAN'S RESTAURANT GROUP, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)

                          (In thousands)

               Nine Months Ended September 28, 2005

                          $1 Par Value Additional
                               Common  Paid-In Retained
                               Stock   Capital Earnings  Total
Balances at December 29, 2004  $41,890  3,878  349,838  395,606

  Net earnings                    -      -      22,237   22,237
  Issuance of common stock
   under stock option plans        220  1,428     -       1,648
  Tax benefit from exercise of
   non-qualified stock options    -       789     -         789
  Purchases of common stock       (133)(1,719)    -      (1,852)

Balances at September 28, 2005 $41,977  4,376  372,075  418,428

See accompanying notes to consolidated financial statements.


                   RYAN'S RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 28, 2005
                            (Unaudited)

Note 1.  Description of Business

Ryan's Restaurant Group, Inc. (the "Company") operates a restaurant chain consisting of 339 Company-owned restaurants located principally in the southern and midwestern United States. Three of these restaurants were closed at September 28, 2005 as a result of damages caused by Hurricane Katrina. The restaurants operate under the Ryan's or Fire Mountain brand names, but are viewed as a single business unit for management and reporting purposes. A Fire Mountain restaurant offers a selection of foods similar to a Ryan's restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. Through June 2005, an unrelated third-party operated Ryan's brand restaurants under a franchise relationship that was terminated by mutual agreement on June 30, 2005. Final franchise royalties were received by the Company in July 2005. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include  the  financial statements  of Ryan's Restaurant Group, Inc. and  its  wholly-
owned    subsidiaries.    All   intercompany   balances    and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine months ended September 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2004.

Note 3.  Relevant New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," ("SFAS 123R"), which amends SFAS No. 123 and SFAS No. 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value and will be effective for the first quarter of 2006. The Company is currently evaluating the effect that this accounting change will have on its financial position and results of operations.

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

                             Quarter Ended   Nine Months Ended
                             Sep 28, Sep 29, Sep 28, Sep 29,
                              2005    2004    2005    2004
(In thousands, except
  earnings per share)
Net earnings, as reported    $4,164   9,226  22,237  38,756
Less total stock-based
  compensation expense
  determined under fair
  value based method, net
  of related tax effects       (197)   (229) (1,076)   (814)

Pro forma net earnings       $3,967   8,997  21,161  37,942
Earnings per share
 Basic:
  As reported               $   .10     .22     .53     .93
  Pro forma                     .09     .22     .50     .91
 Diluted:
  As reported                   .10     .22     .52     .89
  Pro forma                     .09     .21     .50     .88

Note 5.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes common stock equivalents that arise from the hypothetical exercise of outstanding stock options using the treasury stock method. Outstanding stock options to purchase 417,850 and 3,000 shares of common stock at September 28, 2005 and September 29, 2004, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6.  Legal Contingencies

In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor
Standards Act of 1938. The plaintiffs' attorneys sought collective-action status for the case. In October 2003, the presiding judge denied the Company's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit. In July 2005, the Company began negotiations with the plaintiffs' attorney in hopes of reaching a mutually acceptable settlement. In September 2005, the parties took the matter to a mediation hearing. Although no agreement was reached through mediation, settlement discussions between the parties have continued. The Company charged $5,000,000 as the estimated minimum settlement for this litigation to general and administrative expenses in the second quarter of 2005. Based on the ongoing discussions, the Company believes that the $5,000,000 estimated minimum settlement is still applicable and, accordingly, has not charged any additional amounts related to this case during the third quarter of 2005. However, as it is not possible to predict the case's outcome, the ultimate settlement cannot be estimated at this time.

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



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended September 28, 2005 versus September 29, 2004

Restaurant sales during the third quarter of 2005 decreased by 1.2% compared to the third quarter of 2004. Average unit growth, based on the average number of restaurants in operation, increased by 1.8% in the third quarter of 2005 compared to the same quarter of 2004. The Company owned and operated 339 restaurants (275 Ryan's brand and 64 Fire Mountain brand), including three restaurants currently closed due to damages caused by Hurricane Katrina, at September 28, 2005 and 338 restaurants (299 Ryan's brand and 39 Fire Mountain brand) at September 29, 2004. In comparison to the third quarter of 2004, average unit sales ("AUS"), or average weekly sales volumes per unit, for all stores (including newly opened restaurants) decreased by 2.5% in 2005, and same-store sales decreased by 3.7% in 2005. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores (see "Liquidity and Capital Resources") are included in the same-store sales calculation, provided that the underlying stores were operating for at least 18 months. Same-store sales and related factors for the third quarters of 2005 and 2004, as compared to their comparable prior years' quarters, were as follows:

     Same-store                       2005     2004
     Sales                            (3.7%)   (3.1%)
     Customer count                   (6.3%)   (7.1%)
     Menu factor (principally pricing) 2.6%     4.0%

Management believes that the Company's sales results continued to be adversely impacted by high gasoline and utility costs during the third quarter of 2005, resulting in decreased discretionary spending and lower dining-out expenditures by its customers. Third quarter 2005 sales were also impacted by Hurricanes Katrina and Rita, not only in the areas of immediate landfall but also in many of the Company's other
operating  areas.   During the quarter,  the  Company  had  41
stores closed for at least one day due to the hurricanes, resulting in a total of 243 closed restaurant-days (less than 1.0% of total available restaurant-days). Except for three locations that are still closed, the affected restaurants re-opened quickly and have typically shown increased sales since that time due to high demand from repair and emergency crews and returning residents. In addition, restaurant sales in southern and mid-Atlantic states generally were adversely affected by the heavy storms that resulted after the immediate
landfalls   and  by  high  gasoline  pricing  and   shortages.
Management believes that these factors as well as the related extensive television coverage decreased dining visits by
customers.   Management  is  working  to  increase  sales   by
implementing  a  weekend  buffet breakfast  at  the  Company's
restaurants.   At  September  28,  2005,  38  locations   were
offering a breakfast buffet on weekend mornings. The Company plans to have breakfast at approximately 160 locations by year-end.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 90.7% during the third quarter of 2005 compared to 87.2% during the third quarter of 2004. Food and beverage costs amounted to 34.6% of sales in 2005 and 35.5% of sales in 2004. In 2005, these costs decreased due to lower sirloin, soybean-oil and pork costs, partially offset by higher fresh chicken and seafood costs. Payroll and benefits increased to 33.6% of sales in 2005 from 32.9% of sales in 2004 due principally to management's tactical decision to increase hourly staffing levels in order to provide a better dining experience for customers with the aim of building and retaining sales. All other restaurant costs, including depreciation, increased to 22.5% of sales in 2005 from 18.8% of sales in 2004. This increase resulted principally from $2.6 million of property write-downs related to five underperforming stores and from higher electricity and natural gas costs, which increased by a combined 0.6% of sales. All other restaurant costs also increased, as a percentage of sales, due to the impact that 2005's lower AUS had on the many fixed-cost items included in this category, such as repairs and maintenance. Based on these factors, the Company's margins at the restaurant level decreased to 9.3% of sales in 2005 from 12.8% of sales in 2004.

General and administrative expenses increased to 5.6% of sales in 2005 from 5.0% of sales in 2004 due principally to higher salaries and wages and from a favorable adjustment in 2004 to performance-based bonuses. Also, lower AUS in 2005 increased the impact, as a percentage of sales, of this highly fixed-cost category.

Interest expense for the third quarters of 2005 and 2004 amounted to 1.2% and 1.3% of sales, respectively. The average effective interest rate decreased to 6.0% for the third quarter of 2005 from 6.2% for the comparable quarter in 2004, resulting principally from the scheduled $18.8 million annual installment payment on the Company's 9.02% senior notes in late-January 2005. Borrowings under the floating-rate revolving credit facility, which accrued interest at a 4.5% average rate during the quarter, were used as the source of funds for this payment.

Revenues from franchised restaurants decreased by $230,000 from the third quarter of 2004 to the third quarter of 2005 as the Company's sole franchisee, EACO Corporation ("EACO"; formerly Family Steak Houses of Florida, Inc.), converted its Ryan's brand restaurants to non-affiliated brands in accordance with the December 2003 amendment to the franchise agreement. Per the amendment, the franchise relationship between the Company and EACO terminated on June 30, 2005, and final collection of franchise revenues was completed during the third quarter of 2005.

Other income increased $889,000 due principally to gains realized on the sale of two restaurant properties during the third quarter of 2005 compared with a loss on the sale of one property during the third quarter of 2004.

The effective income tax rate increased to 35.0% for the third quarter of 2005 compared to 34.0% for the third quarter of 2004, primarily from an increase in the projected rate to be utilized for all of 2005, compared to the tax rate for the first six months of 2005. This increase was partially offset by the greater deductive impact of anticipated Federal tax credits, such as Work Opportunity, Welfare to Work and FICA taxes paid on reported employee tip income, on 2005's lower earnings before income taxes (as compared to 2004).

Net earnings for the third quarter amounted to $4.2 million in the 2005 period compared to $9.2 million in the 2004 period. Weighted-average shares (diluted) decreased by 0.6% to 42.6 million in 2005 from 42.8 million in 2004 as the lower price of the Company's common stock reduced the impact of outstanding stock options on the diluted weighted-average share calculation. In general, as the stock price decreases, the number of shares related to stock options in the diluted weighted-average share calculation also decreases, which has the effect of increasing earnings per share (diluted). Accordingly, earnings per share (diluted) amounted to 10 cents for the third quarter of 2005 compared to 22 cents for the third quarter of 2004.

Nine months ended September 28, 2005 versus September 29, 2004

For the nine months ended September 28, 2005, restaurant sales were down 0.9% compared to the same period in 2004. Principal factors affecting the 2005 sales decline include a 2.9% decrease in all-store AUS, partially offset by the 2.4% unit growth of Company-owned restaurants. Same-store sales and related factors for the first nine months of 2005 and 2004, as compared to their comparable prior years' periods, were as follows:

     Same-store                       2005     2004
     Sales                            (3.6%)    0.5%
     Customer count                   (6.3%)   (3.3%)
     Menu factor (principally pricing) 2.7%     3.8%

Cost of sales, as detailed above, for the first nine months of 2005 and 2004 amounted to 88.1% of sales and 85.0% of sales, respectively. In 2005, food and beverage costs were relatively flat (34.9% of sales) when compared to 2004 (35.0% of sales). Payroll and benefits increased to 32.8% of sales for 2005 from 32.1% of sales for 2004 due to higher hourly labor costs, partially offset by lower medical and workers' compensation insurance costs. All other restaurant costs, including depreciation, increased to 20.4% of sales for 2005 from 17.9% for 2004 due principally to higher utility (electricity and natural gas), repairs and maintenance, depreciation, general liability insurance and store closing costs. These costs also increased, as a percentage of sales, due to the impact that 2005's lower AUS had on the many fixed-cost items included in this category.

General and administrative expenses increased to 6.0% for 2005 from 4.9% for 2004 due principally to the $5,000,000 charge in the second quarter of 2005 for the Tennessee collective-action lawsuit described in Note 6 to the accompanying consolidated financial statements. These costs also increased, as a percentage of sales, due to the impact that 2005's lower AUS had on the many fixed-cost items included in this category.

Effective income tax rates of 33.3% and 33.8% were used for the first nine months of 2005 and 2004, respectively. The rate decrease is due principally to the greater deductive impact of anticipated Federal tax credits, such as Work Opportunity, Welfare to Work and FICA taxes paid on reported employee tip income, on 2005's lower earnings before income taxes (as compared to 2004).

Net earnings for the first nine months of 2005 amounted to $22.2 million compared to $38.8 million in 2004. Weighted-average shares (diluted) decreased by 1.4% due to the reduced impact of outstanding stock options on the diluted weighted-average share calculation (see third quarter's discussion) and from the Company's stock repurchase program. Accordingly, earnings per share (diluted) amounted to 52 cents in the 2005 period compared to 89 cents in the 2004 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is from its restaurants sales, which are primarily derived from cash, checks or credit / debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding section, capital expenditures and stock repurchases.

A comparison of the Company's sources and uses of funds for the nine-month periods ended September 28, 2005 and September
29, 2004 follow (in thousands):

                                  2005     2004     Change
Net cash provided by operating
  activities                      $60,614  73,843   (13,229)
Net cash used in investing
  activities                      (53,897)(44,705)   (9,192)
Net cash used in financing
  activities                       (2,954)(21,847)   18,893
Net increase in cash and cash
  equivalents                     $ 3,763   7,291    (3,528)

Net cash provided by operating activities decreased by $13.2 million in the first nine months of 2005 mainly as a result of lower net earnings and less tax benefit from the exercise of stock options in 2005, partially offset by the $5.0 million addition to accrued liabilities in 2005 for the charge related to Tennessee collective-action lawsuit, as described in the above section. As of September 28, 2005, no settlement payments had been made for this lawsuit. Net cash used in investing activities increased by $9.2 million as capital expenditures for the first nine months of 2005 exceeded the prior year's comparable amount due to the construction of two additional restaurants in 2005 compared to 2004 and higher construction costs per unit in 2005. Finally, net cash provided by financing activities increased by $18.9 million largely due to less stock repurchase activity in 2005.

At September 28, 2005, the Company's working capital deficit amounted to $49.7 million compared to a $45.4 million deficit at December 29, 2004. Management does not anticipate any adverse effects from the current working capital deficit due to the significant and steady level of cash flow provided by operations.

At September 28, 2005, the Company's outstanding debt consisted of $56.3 million of 9.02% senior notes, $100.0 million of 4.65% senior notes and a $150.0 million revolving credit facility of which $24.0 million was outstanding at that date. After allowances for letters of credit and other items, there were approximately $114 million in funds available under the revolving credit facility. The Company's ability to draw on these funds is limited by the financial covenants in the agreements governing both the senior notes and the revolving credit facility. As disclosed in the Company's quarterly report on Form 10-Q for the second quarter of 2005, the Company was not in compliance with the fixed charge coverage ratio ("FCC ratio") covenant in its debt agreements at the end of the second quarter and received waivers from its creditors for that quarter. In November 2005, the Company and its lenders finalized amendments to the debt agreements. The amendments reduce the FCC ratio requirements from 2.25 times to 1.55 times through the third quarter of 2006. After that point, the required ratio gradually rises to 2.25 times for the third quarter of 2007 and afterwards (or, if the calculation period includes two scheduled debt principal payments, 2.0 times). Management believes that these levels are achievable under current business conditions. However, based on current projections, a significant improvement in profitability will need to occur in order to achieve the required FCC ratio of 2.0 for the third quarter of 2007. Based on current business plans, compliance will require increases in same-store sales at the Company's restaurants and would also be impacted, either favorably or unfavorably, by changes in operating costs, including interest rates. In addition to reducing the minimum FCC ratio, the amendments place additional restrictions on stock repurchases and capital expenditures during 2006 and 2007. Management believes that these restrictions will not impact its current plans for capital expenditures as described in the third succeeding paragraph.

Total capital expenditures for the first nine months of 2005 amounted to $61.0 million. The Company opened 12 new and closed 14 existing restaurants during the first nine months of 2005, including three openings and three closings for relocations. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same marketing area. A relocation represents a redeployment of assets within a market. All new restaurants open with the display cooking/lodge-look format. This format involves a glass-enclosed grill and cooking area that extends into the dining room and the use of stone and wood inside and outside the building in order to present an atmosphere reminiscent of a mountain lodge. A variety of meats are grilled daily and available to customers as part of the buffet price. Customers go to the grill and can get hot, cooked-to-order steak, chicken or other grilled items placed directly from the grill onto their plates. All new restaurants will operate under the "Fire Mountain" brand name in order to differentiate them from the older Ryan's and other restaurants that operate with a more traditional family steakhouse format. The Company also has a program in which existing Ryan's restaurants undergo significant changes and are converted to Fire Mountain restaurants. The changes generally include the addition of display cooking and various interior and exterior modifications in order to create a lodge-look. During the first nine months of 2005, eight restaurants were converted to the Fire Mountain brand. For the remainder of 2005, the Company plans to build and open three new restaurants, including one relocation, and convert approximately three restaurants to the Fire Mountain brand. Total 2005 capital expenditures are estimated at $73 million.

As part of the Company's routine business process, management reviews the Company's underperforming restaurants and evaluates the potential for improvement of each restaurant based on current and future retail traffic in each respective marketing area. In general, restaurants located in satisfactory areas are updated either through cosmetic remodeling or conversion to the Fire Mountain brand. Those restaurants located in declining areas are generally either relocated or closed. During the third quarter of 2005, the Company closed 10 restaurants of which two restaurants were closed for relocations, seven restaurants were closed and either sold or currently held for sale, and one restaurant was closed and remains under a land lease. Management is attempting to sublease the leased property.

The Company is currently concentrating its efforts on Company-owned restaurants and is not actively pursuing any franchised locations, either domestically or internationally. For 2006, the Company intends to decrease capital expenditures from 2005 levels by building three to four restaurants, including one relocation, compared to the 15 new restaurants planned for 2005 in order to conserve cash flow for debt repayment purposes and focus on building same-store sales at existing restaurants. Capital expenditures for 2006 are estimated at $34 million.

The Company began a stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of the Company's common stock through December 2008. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors, and are subject to limitations under the Company's debt agreements. During the first nine months of 2005, the Company purchased 132,700 shares at an aggregate cost of $1.9 million. Through September 28, 2005, approximately 44.4 million shares, or 55% of total shares available at the beginning of the repurchase program, had been purchased at an aggregate cost of $334.7 million. In July 2005, the Company's Board of Directors suspended all future share repurchases in order to retain the Company's cash flow for debt repayment and other corporate purposes.

Management believes that its current capital structure is sufficient to meet its 2005 and 2006 cash requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.

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

Impairment of Long-Lived Assets Long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews restaurants for possible impairment if the restaurant has had aggregate cash flows of $50,000 or less over the previous 12 months or if it has been selected for relocation and the new site is under construction. For restaurants that will continue to be operated, the restaurant's carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, over the remaining useful life of the restaurant. The estimate of future cash flows is based on management's review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management's knowledge of current and planned development near the restaurant site and on current market transactions. Each of these estimates is based on assumptions, particularly with respect to future sales  and  costs,  that  may differ  materially  from  actual results. If the carrying amount exceeds the sum of the undiscounted future cash flows, the carrying amount is reduced to the restaurant's current fair value. If the decision has been made to close and sell a restaurant, the carrying value of that restaurant is reduced through accelerated depreciation to its current fair value less costs to sell and is no longer depreciated once it is closed. Total impairment costs, including related accelerated depreciation charges, amounted to $3,284,000 and $1,100,000 for the first nine months of 2005 and 2004, respectively.

Self-Insurance Liabilities The Company self-insures a significant portion of expected losses from its workers' compensation, general liability and team member medical programs. The aggregate amounts of these liabilities were $14,421,000 at September 28, 2005 and $13,466,000 at December
29, 2004. For workers' compensation and general liability claims, the portion of any individual claim that exceeds
$250,000 is covered by insurance purchased by the Company. Accrued liabilities are recorded for the estimated, undiscounted future net payments, or ultimate costs, to settle both reported claims and claims that have been incurred but not reported. On a quarterly basis, management reviews claim values as estimated by a third-party claims administrator ("TPA") and then adjusts these values for estimated future increases in order to record ultimate costs. Both current and prior years' claims are reviewed because estimated claim values are frequently adjusted by the TPA as new information, such as updated medical reports or settlements, is received. Management reviews the relationship between historical claim estimates and payment history, overall number of accidents and historical claims experience in order to make an ultimate cost estimate. For team member medical claims, the portion of any individual claim that exceeds $300,000 is covered by insurance purchased by the Company. Accruals are based on management's review of historical claims experience. Unexpected changes in any of these factors could result in costs that are materially different than initially reported.

Income Taxes The Company estimates certain components of the provision for income taxes on a quarterly basis. These estimates include, among other items, depreciation expense allowable for tax purposes, allowable federal tax credits for items such as Work Opportunity, Welfare to Work, Renewal Community and FICA taxes paid on reported employee tip income, effective rates for state and local income taxes, and the tax deductibility of certain other items. These estimates are based on the best available information at the time the tax provision is prepared. There were no significant changes to these estimates during the third quarter of 2005.

Annual income tax returns are prepared and filed several months after each fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally up to three years after the returns are filed. These returns could be subject to differing interpretations of the applicable authority's tax laws. As part of the audit process, the Company must assess the likelihood that a requested adjustment in income taxes due will be payable either through legal proceedings or by settlement, either of which could result in a material adjustment to the Company's results of operations or financial position. When the Company concludes that it is not probable that a tax position is sustainable, a liability is recorded for any taxes, interest or penalties that are estimated to be due.

IMPACT OF INFLATION

The Company's operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company's restaurant team members are paid at the Federal minimum wage or, if higher, the applicable state minimum wage and, accordingly, legislated changes to the minimum wage rates affect the Company's payroll costs. There has been legislation introduced to increase the minimum wage in the U.S. Congress and in the legislatures of approximately one-third of the states in which the Company operates. It is impossible to predict which increases will be implemented. If such increases were implemented, the Company expects that payroll costs, as a percent of sales, would increase. However, the Company is generally able to increase menu prices in order to cover most of the dollar impact of legislated payroll rate increases.

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

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt under the Company's revolving credit facility (see "Liquidity and Capital Resources"). At September 28, 2005, there was $24.0 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent increase in interest rates throughout the quarter ended September 28, 2005 would have increased interest expense by approximately $51,000 and decreased net earnings by approximately $35,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended September 28, 2005. The Company does not enter into financial instrument agreements for trading or speculative purposes.


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

During the third quarter of 2005, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

                    FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects  or  anticipates  will or may  occur  in  the  future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking
statements.   All  forward-looking  information  reflects  the
Company's best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all relevant factors, the following could cause actual results to differ materially from expectations: general economic conditions, including consumer confidence levels; competition; developments affecting the public's perception of buffet-style restaurants; real estate availability; food, labor supply and utility costs; food and labor availability; an adverse food safety event; weather fluctuations; interest rate fluctuations; stock market conditions; political environment (including acts of terrorism and wars); and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 29, 2004. The ability of the Company to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, its ability to attract and retain sufficient numbers of restaurant managers and team members and the availability of reasonably priced capital. The extent of the Company's stock repurchase program during 2005 and future years depends upon the financial performance of the Company's restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial and other covenants contained in the Company's loan agreements that govern both the senior notes and the revolving credit facility, and the maximum debt and stock repurchase levels authorized by the Company's Board of Directors. In July 2005, the Board of Directors suspended stock repurchases under the Company's stock repurchase program.

                    PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

       In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs' attorneys sought collective-action status for the case. In October 2003, the presiding judge denied the Company's request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs' attorneys. The Company appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit. In July 2005, the Company began negotiations with the plaintiffs' attorney in hopes of reaching a mutually acceptable settlement. In September 2005, the parties took the matter to a mediation hearing. Although no agreement was reached through mediation, settlement discussions between the parties have continued. The Company charged $5,000,000 as the estimated minimum settlement for this litigation to general and administrative expenses in the second quarter of 2005. Based on the ongoing discussions, the Company believes that the $5,000,000 estimated minimum settlement is still applicable and, accordingly, has not charged any additional amounts related to this case during the third quarter of 2005. However, as it is not possible to predict the case's outcome, the ultimate settlement cannot be estimated at this time.

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



Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds.

       The following table summarizes activity under the Company's stock repurchase program during the third quarter of 2005:

Period         Total    Average     Total         Maximum
               Number    Price      Number       Number of
                 of      Paid         of        Shares that
               Shares     Per       Shares      May Yet Be
              Purchased  Share     Purchased     Purchased
                                      as         Under the
                                   Part of          Plan
                                   Publicly
                                   Announced
                                      Plan
July           22,000     $13.60   44,350,406     10,649,594
(06/30/05 -
 08/03/05)
August           -           -     44,350,406     10,649,594
(08/04/05 -
 08/31/05)
September        -           -     44,350,406     10,649,594
(09/01/05 -
 09/28/05)
Total          22,000    $13.60    44,350,406     10,649,594

       The Company began its stock repurchase program in March 1996 and is currently authorized to repurchase up to 55 million shares of its common stock through December 2008. At September 28, 2005, there were 10,649,594 shares remaining under the current authorization. There were no purchases of the Company's common stock by or on behalf of the Company or any "affiliated purchaser" during the third quarter of 2005 other than through this stock repurchase program. In July 2005, the Board of Directors suspended stock repurchases under the Company's stock repurchase program.

Item 6.  Exhibits.

       Exhibits (numbered in accordance with Item 601 of Regulation S-K):
       Exhibit #  Description
       10.22.1 First Amendment to Credit Agreement, dated as of November 7, 2005, to the Credit Agreement referred to at Exhibit 10.22 of the Annual Report on Form 10-K for the period ended December 29, 2004 (the "2005 10-K").

       10.23.3    Third  Amendment, dated as of  November  7,
                  2005,   to   the  Note  Purchase  Agreement
                  referred  to at Exhibit 10.23 of  the  2005
                  10-K.

       10.24.2    Second  Amendment, dated as of November  7,
                  2005,   to   the  Note  Purchase  Agreement
                  referred  to at Exhibit 10.24 of  the  2005
                  10-K.

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

                   RYAN'S RESTAURANT GROUP, INC.
                           (Registrant)



November 7, 2005         /s/Charles D. Way
                         Charles D. Way
                         Chairman and
                         Chief Executive Officer



November 7, 2005         /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer and Assistant Secretary
                         (Principal Financial and Accounting
                         Officer)



November 7, 2005         /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Vice President-Accounting and
                         Corporate Controller