Form 10-K
period 2005-12-28
RYANS RESTAURANT GROUP INC
filed 2006-03-13
CIK 355622

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2005

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
Common Stock, $1.00 Par Value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
     The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 20% of the outstanding common stock, excluding directors and officers), computed by reference to the average high and low prices of such stock, as of June 30, 2005, was $599,118,000.
     The number of shares outstanding of the registrant’s Common Stock, $1.00 Par Value, was 42,153,000 at February 1, 2006.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K

Portions of Proxy Statement dated March 13, 2006	Part III

[This Page Intentionally Left Blank]

PART I

Item 1.	Business
General
      Ryan’s Restaurant Group, Inc., the registrant (together with its subsidiaries, referred to hereafter as the “Company”), is a South Carolina corporation that owns and operates restaurants located principally in the southern and midwestern United States. At December 28, 2005, the Company owned and operated 268 Ryan’s brand and 70 Fire Mountain brand restaurants. A Fire Mountain restaurant offers a selection of foods similar to a Ryan’s restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. Therefore, in total, at December 28, 2005, the Company owned and operated 338 restaurants. The Company, headquartered in Greer, South Carolina, was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. It has no revenues or assets outside the U.S.
      The Company maintains an Internet website at www.ryans.com. This website offers free access to the Company’s press releases and filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.
      The following table indicates the number of Company-owned restaurants opened each year, net of closings, and the total number of Company-owned restaurants open at each year-end during the 5-year period ended December 28, 2005:

	Restaurant	Total Open
Year	Openings, Net	at Year-End

2001	12	313
2002	11	324
2003	10	334
2004	7	341
2005	(3)	338
Restaurant Operations
      General. The Company’s restaurants are family-oriented restaurants serving a wide variety of foods from centrally located food bars known collectively as the Mega Bar® buffet, as well as grilled entrees such as charbroiled steaks, hamburgers, chicken and seafood. The Mega Bar® includes fresh and pre-made salads, soups, cheeses, a variety of hot meats and vegetables, and hot yeast rolls prepared and baked daily on site. All restaurants have their Mega Bar® in a scatter bar format. This format breaks the Mega Bar® into island bars for easier customer access and more food variety. All meals include a trip to a bakery bar. Bakery bars feature hot and fresh-from-the-oven cookies, brownies and other bakery products as well as various dessert selections, such as ice cream, frozen yogurt, fresh fruit, cakes, cobblers and several dessert toppings. All restaurants also offer a variety of non-alcoholic beverages.
      The Company began a weekend breakfast buffet program during 2005, and there were 157 restaurants serving breakfast on Saturdays and Sundays at the end of 2005. Customers are offered a wide variety of breakfast foods, including cooked-to-order eggs and omelets, pancakes, waffles, hash browns, sausage, bacon, ham, pastries, cold cereal, juices and fresh fruit. Management plans to have breakfast in all restaurants by the end of 2006.
      The Company’s current restaurant design features a display-style cooking area that is in the dining room and very visible and easily accessible to customers. A variety of meats and vegetables are grilled daily and available to customers as part of the buffet price. Customers go to the grill and can get hot, cooked-to-order steak, chicken, seafood or other grilled items placed directly from the grill onto their plate. This format was first implemented during 2000, and at the end of 2005, 209 of the Company’s restaurants operated with the display cooking format. In 2006, all new restaurants will open with display cooking, and current plans for 2006 call for the conversion of 15 to 17 Ryan’s restaurants to this format.

      The Company’s restaurants are generally open seven days a week with typical hours of operation being 10:45 a.m. to 9:30 p.m. Sunday through Thursday and 10:45 a.m. to 10:30 p.m. Friday and Saturday. Those stores serving breakfast open at 7:30 a.m. on Saturday and Sunday. The average customer count per restaurant during 2005 was approximately 5,700 per week, and the average meal price per person was $8.17, including beverage. Management believes that the average table turns over every 30 to 45 minutes.
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
      Each restaurant management team reports to a district manager or district partner (under the District Partner Program described below). Individuals in these positions normally oversee the operations of four to eight restaurants and report to one of nine regional directors who may be at the Vice President level and, in every case, report to the Vice President-Operations. Communication and support from all corporate office departments are designed to assist all restaurant supervisory personnel (collectively referred to hereafter as “Restaurant Supervision”) in responding promptly to local concerns.
      The Company’s compensation program includes incentive bonuses for general managers, operating partners and managers and for all Restaurant Supervision. General managers and managers are paid monthly bonuses based on the sales volumes of their individual restaurants with deductions for excess spending in key expense areas. The Operating Partner Program is described in the following paragraph. District managers are paid quarterly bonuses based principally on same-store sales, profitability and certain qualitative factors. Regional director bonuses are also paid quarterly and are based principally on same-store sales, profitability and certain restaurant-level non-financial measurements concerning staffing, training and customer satisfaction.
      In 1997, the Company initiated an Operating Partner Program in order to provide general managers with an additional career path and an opportunity to share in the profitability of their stores. After being selected for the Program and agreeing to make a $10,000 investment in the Company’s common stock, a general manager is promoted to Operating Partner and then receives monthly bonuses based on both the operating profit and sales level of the restaurant. Additional bonuses are earned for same-store sales increases. A new Operating Partner’s $10,000 investment in Ryan’s common stock is paid over a five-year period through weekly payroll deductions. Stock purchases are made monthly based on these payroll deductions through the Company’s Employee Stock Purchase Plan. This payroll deduction method was implemented during the fourth quarter of 2005. Operating Partners who entered the Program prior to that time were required to make their investment either through purchases in the open market or through the exercise of previously granted stock options with payment either from personal funds or through a loan program arranged by the Company with a commercial bank. An Operating Partner who completes his or her five years as an Operating Partner is eligible for promotion to Senior Operating Partner. Upon acceptance into the program, a new Senior Operating Partner receives a salary increase and continues on the Operating Partner bonus program. At December 28, 2005, there were 82 Operating Partners and 41 Senior Operating Partners in place, collectively representing 123 or 36% of the Company’s restaurants at that date. The Company’s long-term goal is to have Operating Partners or Senior Operating Partners managing approximately two-thirds of its restaurants.

      In 1999, the Company initiated a District Partner Program in order to reward top-performing district managers who were ready to assume additional responsibilities. After being selected for the Program and agreeing to make a $15,000 investment in the Company’s common stock (similar to the Operating Partner Program), a district manager is promoted to District Partner and then receives monthly bonuses based on both the operating profits and sales levels of the restaurants under his or her supervision. At December 28, 2005, there were 20 District Partners supervising 133 restaurants. The Company’s goal is to have an additional two to four District Partners in place at the end of 2006.
      Advertising. The Company does not rely extensively on advertising, spending less than one percent of restaurant sales during each of the years 2005, 2004 and 2003 on advertising. In 2005, the Company’s advertising efforts consisted principally of targeted meal discounts utilizing coupons, billboard advertising, newspaper ads and a store-level local marketing program. Local marketing focuses on building customer relationships through community involvement and may include activities such as sponsoring a youth sports team, providing a meeting place for organizations or providing food for a special community event. The emphasis is on building relationships at the restaurant level that lead to word-of-mouth advertising and, in turn, to increased restaurant sales.
      In 2006, current plans are to continue the advertising approach utilized in 2005. The Company reviews its overall marketing plans annually and may or may not utilize television or radio advertising in the future depending on various factors such as historical sales results from advertising, current and planned restaurant programs, current advertising cost levels and market penetration.
Expansion of Company-Owned Restaurants
      General. At December 28, 2005, the Company owned and operated 338 restaurants of which 268 were Ryan’s brand and 70 were Fire Mountain brand restaurants. During 2006, the Company plans to open four new Company-owned Fire Mountain restaurants and to convert 15 to 17 Ryan’s brand restaurants to the display cooking format. Almost all of the conversions will retain the Ryan’s brand name. Target sites for all new restaurants are within or contiguous to the Company’s current 23-state operating area. No relocations are currently planned for 2006. Management defines a relocation as a restaurant opened within six months after closing another restaurant in the same market area. A relocation represents a redeployment of assets within a market. The following table summarizes the Company’s openings, closings, conversions (same site) and relocations during 2005, 2004 and 2003:

	2005	2004	2003

Ryan’s brand:
Beginning of year	294	312	322
New restaurants	—	—	9
Conversion to Fire Mountain	(11)	(12)	(16)
Relocations — opened	—	1	2
Relocations — closed	(3)	(5)	(3)
Closings	(12)	(2)	(2)

End of year	268	294	312

Fire Mountain brand:
Beginning of year	47	22	2
New restaurants	11	10	3
Conversion from Ryan’s	11	12	16
Relocations — opened	4	3	1
Relocations — closed	—	—	—
Closings	(3)	—	—

End of year	70	47	22

	2005	2004	2003

Total restaurants:
Beginning of year	341	334	324
New restaurants	11	10	12
Conversion to Fire Mountain — opened	11	12	16
Conversion from Ryan’s — closed	(11)	(12)	(16)
Relocations — opened	4	4	3
Relocations — closed	(3)	(5)	(3)
Closings	(15)	(2)	(2)

End of year	338	341	334

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
      Construction. The Company presently acts as the general contractor for the construction of all of its restaurants. The Company’s in-house architectural staff draws up the detailed construction plans that are used by subcontractors selected by a Company project manager to perform the actual construction work. In addition to selecting and scheduling subcontractors, a Company project manager also procures materials, if necessary, and provides general oversight of the construction project. A Company construction superintendent is on site during the construction of each restaurant and closely supervises the progress and workmanship of the project. New restaurants are generally completed approximately four to five months from the commencement of construction. The average cost of a new Ryan’s or Fire Mountain restaurant (land, building and equipment) constructed in 2005 was approximately $3.6 million.
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
      On June 30, 2005, the Company terminated its franchise relationship by mutual agreement with an unrelated third-party franchisee, which operated Ryan’s brand restaurants as the Company’s sole franchisee. The following table indicates the number of franchised restaurants closed each year, net of openings, and the total number of franchised restaurants open at each year-end during the 5-year period ended December 28, 2005:

	Net
	Restaurants	Total Open
Year	Closed	at Year-End

2001	—	23
2002	(1)	22
2003	(4)	18
2004	(11)	7
2005	(7)	—

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
Working Capital Requirements
      Working capital requirements for continuing operations are not significant. The Company’s restaurant sales are primarily derived from cash or credit card sales, and inventories are purchased on credit and rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories.
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
Seasonality
      The Company’s operations are subject to some seasonal fluctuation. Average sales per restaurant have historically run approximately 5% more than the company-wide annual per-restaurant average during the second quarter and approximately 5% less than the company-wide annual average during the fourth quarter. Average sales per restaurant during the first and third quarters run closely to the annual per-restaurant average.

Research
      The Company maintains ongoing research programs relating to the development of new products and evaluation of marketing activities designed to measure positioning and consumer perceptions of the brands. The Company’s management staff includes a culinary development manager, whose responsibilities include enhancing and updating the Mega Bar® and other food selections. While research and development activities are important to the Company, past expenditures have not been and future expenditures are not expected to be material to the Company’s financial results.
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
      The Company is subject to the Fair Labor Standards Act, which regulates matters such as minimum wage requirements, overtime and other working conditions, along with the Americans with Disabilities Act and various family leave mandates. A significant number of the Company’s restaurant team members are paid at the Federal minimum wage or, if higher, the applicable state minimum wage and, accordingly, legislated changes to the minimum wage rates affect the Company’s payroll costs. There has been legislation introduced to increase the minimum wage in the U.S. Congress and in the legislatures of approximately 60% of the states in which the Company operates. It is impossible to predict which increases will be implemented. If such increases were implemented, the Company expects that payroll costs, as a percent of sales, would increase. However, the Company is generally able to increase menu prices in order to cover most of the dollar impact of legislated payroll rate increases.
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
Employees
      At March 1, 2006, the Company employed approximately 23,300 persons, of whom approximately 23,000 were restaurant personnel. The Company strives to maintain low turnover by offering all full-time employees (defined as working at least 30 hours per week) a competitive benefit package, which includes several health insurance plans, life insurance, vacation pay and a defined contribution retirement plan. All part-time employees are eligible to participate in certain health insurance plans and also receive vacation pay.
      None of the Company’s employees are represented by a union. The Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be good.
Item 1A.     Risk Factors
      An investment in the common stock of any company involves a degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase the Company’s common stock. Additional risks and uncertainties not currently known to management or that management currently deems immaterial may also become important factors that may harm Ryan’s business, financial condition or results of operations. The occurrence of any one or more of the following risks could harm Ryan’s business, financial condition and results of operations. The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and shareholders may lose part or all of their investment.
Our family-style buffet restaurants operate in a very competitive environment.
      Our restaurants operate in a highly competitive industry comprised of a large number of restaurants, including national and regional restaurant chains and franchised restaurant operations, as well as locally-owned, independent restaurants. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond a particular restaurant management’s control, including changes in the public’s taste and eating habits, population and traffic patterns and economic conditions. Therefore, new competitors may emerge at any time. We cannot assure you that we will be able to compete successfully against our competitors in the future or that competition will not have a material adverse effect on our operations or earnings.
We are dependent on attracting and retaining qualified managers and employees while controlling labor costs.
      We are extremely dependent upon the availability of qualified restaurant personnel. Availability of staff varies widely from location to location. If restaurant management and staff turnover trends increase, we would suffer higher direct costs associated with recruiting and retaining replacement personnel. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover and potential delays in new store openings due to staff shortages. Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater expense to recruit and train them. Many of our employees are hourly workers whose wages are likely to be impacted by an increase in the federal or state minimum wage. Proposals have been made at federal and state levels to increase minimum wage levels. An increase in the minimum wage may require an increase or create pressure to increase the pay scale for our employees. A shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs.
We are dependent on timely delivery of fresh ingredients by our suppliers.
      Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand and economic and political conditions could adversely affect the cost, availability and quality of our ingredients. Historically, when operating expenses increased due to inflation or increases in food costs, we generally have been able to offset these higher costs by increasing our menu prices. However, we may not be able to recover increased costs in the future because competition may limit or even prohibit such future increases. If the variety or quality of our food products declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients and similar factors, customer traffic may decline and negatively affect our sales. We have contracted with a third-party distributor for the delivery of approximately 90% of the food and other products used in our restaurants. If this contract was suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to another third-party distributor.
General economic factors may adversely affect our results of operations.
      National, regional and local economic conditions, such as recessionary economic cycles or a worsening economy, could adversely affect disposable consumer income and consumer confidence. Unfavorable changes in these factors or in other business and economic conditions affecting our customers could reduce customer traffic in some or all of our restaurants, impose practical limits on our pricing and increase our costs, any of which could lower our profit margins and have a material adverse affect on our results of operations. The impact of inflation on food, beverages, labor, utilities and other aspects of our business can negatively affect our results of operations. Although we attempt to offset inflation through periodic menu price increases, cost controls and incremental improvement in operating margins, we may not be able to completely do so which could negatively affect our results of operations.
We face the risk of adverse publicity and litigation relating to food-borne illness, employment and other issues, which could have a material adverse effect on our business and financial performance.
      We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. While the risk of food-borne illness is real, whether it results from improper operations, new diseases (such as bovine spongiform encephalopathy, or “mad cow disease”) or from chemicals in certain food products, this risk would generally only affect a limited number of our restaurants. As soon as any food issue became known to us, those food items that were potentially at risk would be no longer served to customers.
      While the risk of food-borne illness or injury would likely be localized, the risk of the adverse publicity that might result from such an incident is more generalized and accordingly much greater. The general public’s response to adverse publicity relating to Ryan’s, Fire Mountain or another buffet restaurant brand could materially adversely affect a significant number of our restaurants, regardless of whether the allegations underlying the adverse publicity are valid or whether we are liable.
      In addition, we are from time to time subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Currently, we are the subject of a collective-action lawsuit that is described in Item 3 (“Legal Proceedings”) of this Form 10-K. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A significant judgment for any claim(s) could materially adversely affect our financial condition or results of operations.
Our planned sales growth through new, relocated and converted stores may not provide acceptable results.
      Our ability to open and profitably operate restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable terms for new locations, the need to obtain the required government permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, increases in labor and building materials costs, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.
We face risks associated with government regulations.
      The restaurant industry is subject to extensive federal, state and local laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, building codes, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, employment tax rates, family leave, tip credits, working conditions, safety standards and citizenship requirements), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.
Inclement weather can adversely affect our financial performance.
      Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes and other acts of God can adversely impact our sales in several ways. For example, severe winter weather typically discourages potential customers from dining out. In addition, a restaurant that is damaged by a natural disaster can be inoperable for a significant amount of time due to either physical damage or to a shortage of employees resulting from a relocation of the general population.
Item 1B.     Unresolved Staff Comments
      None.
Information as to Classes of Similar Products or Services
      The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through Company-operated restaurants. At December 28, 2005, the Company had no operations outside the continental United States.

Item 2.	Properties
      The Company owns substantially all of its restaurant properties, each of which is a free-standing masonry building of approximately 8,000 to 12,500 square feet, with seating for approximately 300 to 500 persons and parking for approximately 125 to 200 cars on sites of approximately 75,000 to 130,000 square feet. At December 28, 2005, all restaurant sites, except 19 properties under ground leases and one restaurant under an operating lease for the building and its underlying land, were owned by the Company.
      A listing of the number of the Company’s restaurant locations by state as of December 28, 2005 appears in the next paragraph. A detailed listing of restaurant locations may be obtained without charge by writing to the Company’s Corporate Secretary at its corporate office.
      As of December 28, 2005, the Company owned and operated 338 restaurants in 23 states as follows:

Alabama	22
Arkansas	11
Florida	4
Georgia	41
Illinois	11
Indiana	16
Iowa	3
Kansas	4
Kentucky	14
Louisiana	20
Maryland	1
Michigan	7
Mississippi	11
Missouri	18
North Carolina	24
Ohio	19
Oklahoma	6
Pennsylvania	6
South Carolina	33
Tennessee	27
Texas	25
Virginia	9
West Virginia	6

      The Company’s corporate offices consist of three office buildings (30,000, 16,000 and 2,000 square feet) and a 10,000 square foot warehouse facility, all of which are located in Greer, South Carolina. The office buildings (land and building) are owned by the Company. The warehouse facility is leased with terms extending through July 2007.
      From time to time, the Company offers for sale excess land that was acquired in connection with its restaurant properties. Also, at December 28, 2005, 17 closed restaurant properties were offered for sale. The Company believes that the eventual disposition or non-disposition of all such properties will not materially affect its business or financial condition, taken as a whole.

Item 3.	Legal Proceedings
      In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs’ attorneys sought collective-action status for the case. In October 2003, the presiding judge denied the Company’s request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs’ attorneys. The Company appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit. In July 2005, the Company began negotiations with the plaintiffs’ attorney in hopes of reaching a mutually acceptable settlement. In September 2005, the parties took the matter to a mediation hearing. Although no agreement was reached through mediation, settlement discussions between the parties have continued. The Company charged $6 million to general and administrative expenses in 2005 as the estimated minimum settlement for this litigation. However, as it is not possible to predict the case’s outcome, the ultimate settlement cannot be estimated at this time.
      In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these other actions are expected to have a material adverse effect on the Company’s business or financial condition, taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Information regarding the market prices of the Company’s common stock for each quarter during 2005 and 2004 is set forth below. The common stock is listed on The Nasdaq Stock Market under the symbol RYAN. The Company has never paid cash dividends on its common stock and does not expect to pay such dividends in the foreseeable future. At February 1, 2006, the Company’s common stock was held by approximately 3,100 stockholders of record. The closing price quotation of the Company’s common stock on February 1, 2006 was $13.34 per share. The following table lists the high and low prices of the Company’s common stock for each quarter during 2005 and 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005:
High	$15.48	14.76	14.58	12.41
Low	13.05	12.18	11.66	10.04
2004:
High	17.60	18.82	16.69	15.76
Low	14.96	15.44	13.55	13.39
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
Equity Compensation Plan Information at Last Fiscal Year-End

(c)
Number of
	(a)		Securities
	Number of		Remaining Available
	Securities To Be	(b)	for Future Issuance
	Issued upon	Weighted-Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding Options,	(Excluding
	Options, Warrants	Warrants and Rights	Securities Reflected
Plan Category	and Rights (#)	($/Sh)	in Column(a))(#)

Equity compensation plans approved by security holders	3,215,000	10.51	2,769,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,215,000	10.51	2,769,000

      The Company did not repurchase any equity securities during the fourth quarter of 2005.

Item 6.	Selected Financial Data
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
FIVE-YEAR FINANCIAL SUMMARY

	2005	2004	2003	2002	2001

	(In thousands, except earnings per share, ratios and
	number of Company-owned restaurants)
Consolidated Statements of Earnings Data
Restaurant sales	$824,986	827,015	805,009	773,817	745,163
Cost of sales:
Food and beverage	286,833	288,083	283,535	275,674	270,155
Payroll and benefits	272,043	267,698	256,574	242,191	226,950
Depreciation	33,651	32,685	32,047	30,146	30,238
Impairment charges	6,527	1,539	1,414	1,607	3,601
Other restaurant expenses	132,916	117,199	111,914	102,810	97,805

Total cost of sales	731,970	707,204	685,484	652,428	628,749

General and administrative expenses	49,369	41,416	38,600	37,263	38,447
Interest expense	9,696	10,640	10,216	9,302	11,687
Royalties from franchised restaurants	(344)	(1,161)	(1,503)	(1,663)	(1,281)
Other income, net	(4,430)	(2,602)	(2,709)	(2,486)	(2,824)

Earnings before income taxes	38,725	71,518	74,921	78,973	70,385
Income taxes	12,345	24,592	25,098	28,588	25,339

Net earnings	$26,380	46,926	49,823	50,385	45,046

Earnings per share(a):
Basic	$.63	1.12	1.18	1.15	.98
Diluted	.62	1.09	1.14	1.11	.95
Weighted-average shares(a):
Basic	41,969	41,803	42,210	43,680	45,881
Diluted	42,689	43,235	43,754	45,518	47,519
Selected Other Consolidated Data
Working capital deficit	$(52,322)	(45,394)	(24,328)	(24,684)	(23,532)
Current ratio	0.3/1	0.3/1	0.5/1	0.5/1	0.6/1
Cash provided by operating activities	$69,534	89,542	94,012	82,514	85,338
Property and equipment additions	76,455	75,483	76,353	74,208	52,376
Total assets	706,828	684,346	651,689	613,079	583,129
Long-term debt (including current portion)	173,250	183,000	196,000	202,000	178,000
Repurchases of common stock	1,852	18,208	18,464	51,950	22,322
Shareholders’ equity	423,634	395,606	356,940	320,481	316,754
Company-owned restaurants open at end of year	338	341	334	324	313

(a)	All amounts have been restated to reflect the 3-for-2 stock split in May 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
      The Company’s principal business is the ownership and operation of family dining restaurants with a grill/buffet format under the “Ryan’s” and “Fire Mountain” brand names. At December 28, 2005, the Company operated 338 restaurants (268 Ryan’s brand and 70 Fire Mountain brand) in 23 states. The principal product for both brands is a self-service buffet, which features hand-carved and other meats, vegetables, pizza, soups, fresh and prepared salads, fruit, bakery products and soft-serve ice cream and yogurt. About one-half of the Ryan’s restaurants and all of the Fire Mountain restaurants also have the display cooking format, which involves a glass-enclosed grill and cooking area that extends into the dining room. At restaurants with the display cooking format, a variety of meats, such as steak, chicken and seafood, are grilled daily and available to customers as part of the buffet price. Plated, grilled entrée selections are also available at the Ryan’s restaurants without the display cooking format. Both brands are characterized by their friendly and attentive service and affordable prices. The Company began a weekend breakfast buffet program during 2005, and there were 157 restaurants serving breakfast on Saturdays and Sundays at the end of 2005. Customers are offered a wide variety of breakfast foods, including cooked-to-order eggs and omelets, pancakes, waffles, hash browns, sausage, bacon, ham, pastries, cold cereal, juices, and fresh fruit. Management plans to have breakfast in all restaurants by the end of 2006.
      The Company’s revenues are derived principally from food and beverage sales at its restaurants. Sales are generally transacted in cash, checks or credit/debit cards. The latter item is essentially as liquid as cash as it is generally available for use by the Company within two days after a sales transaction. Sales made on accounts receivable are not significant. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not maintain significant receivables or inventories, and other working capital requirements for operations are not significant.
      The most important current operational objective of the Company is to increase sales at its existing restaurants. Management considers its store-level managers to be key factors in achieving this objective. The Company strengthens store-level management teams by striving to keep the teams intact at each restaurant and by continuous training programs. Unit-level sales are also impacted by ongoing training programs for hourly team members and local marketing programs. In addition, sales at existing Ryan’s restaurants have been favorably impacted by conversion to the display cooking format under the Fire Mountain name.
      Restaurant sales can be affected by changes in personal income levels, changes in consumers’ preference for family dining and food safety concerns by consumers. In 2005, the average ticket, or sale, per customer at Ryan’s and Fire Mountain combined was $8.17. The Company’s restaurants are especially popular with families and senior citizens, and management strives to attract and retain these customer groups by serving good food at affordable prices. Management believes that this pricing policy helps the Company’s restaurants remain a favorable dining choice even when its customers undergo economic hardships.
      Management also recognizes the increase in restaurant choices for consumers and the growing popularity of casual-dining restaurants over the past ten years. The Ryan’s brand, which was started in 1978, has undergone many format changes over the years. About one-half of the Ryan’s restaurants currently have a traditional family steakhouse format, which is characterized by customers carrying their drinks and silverware to their tables and á la carte entrée selections that are available in addition to the buffet described above. The display cooking format is not available at these restaurants. The format in the other Ryan’s restaurants has been modified to feature display cooking, and drinks and silverware are brought to the tables by servers. The Mega Bar® buffet is generally the only menu selection available to customers in this modified format. The Fire Mountain brand incorporates the changes made to the modified Ryan’s and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. By providing more complete table service and surroundings that are more visually interesting, management believes that the Fire Mountain brand gives consumers an affordable alternative to other casual-dining concepts. Growth plans for the Ryan’s and Fire Mountain brands are described below in “Liquidity and Capital Resources”.

      Food safety concerns by consumers can affect sales. Accordingly, food safety is a top priority for the Company. Food vendors are held to the highest standards, and all store managers are certified and periodically recertified through the ServSafe® food safety training program, which was developed by the National Restaurant Association Educational Foundation and is administered by the Company’s in-house trainers. The Company does not allow any store manager to work in its restaurants without first successfully completing the ServSafe® program.
      Sales and profit growth can be unfavorably impacted if the Company cannot recruit and retain store managers. To meet this challenge, the Company pays competitive salaries and bonuses. In addition, many managers are on a rotating four-day weekly work schedule, and manager transfers are made only for special circumstances. The Company also offers an Operating Partner Program for qualified managers, who, upon invitation and then joining the plan, can stay in their respective restaurants for a five-year period. Operating Partners receive bonuses based on both the operating profits and sales levels of their respective restaurants. Additional bonuses are earned for same-store sales increases. An Operating Partner who completes his or her five years as an Operating Partner is eligible for promotion to Senior Operating Partner. Upon acceptance into the program, a new Senior Operating Partner receives a salary increase. At December 28, 2005, there were 82 Operating Partners and 41 Senior Operating Partners in place, collectively representing 123 or 36% of the Company’s restaurants at that date. The Company’s long-term goal is to have Operating Partners or Senior Operating Partners managing approximately two-thirds of its restaurants.
      Principal risks to the Company’s sales and profit growth plans include unsuitable locations for new or existing restaurants, significant increases in product or other operating costs and ineffective controls over restaurant operating costs. Sites for new restaurants are evaluated using both demographic software and on-site visits. Consumer income, population density, traffic patterns and retail proximity are important factors used in site selection. Also, executive management visits and approves all sites prior to purchase. Existing sites are periodically reviewed for long-term suitability, and restaurants may be relocated to new sites within the same market area if changing retail conditions have made an existing site unsuitable for long-term growth prospects. During 2005, the Company relocated four restaurants, resulting in average sales increases at the new sites in excess of 75% over the prior year. Significant increases in product or other operating costs may also adversely affect store-level profits. Fortunately, due to the wide variety of products offered at the restaurants, there are typically decreases in the cost of other products to offset many cost increases. Subject to competitive factors, menu price increases can be implemented to maintain profit levels. However, in 2005, utility costs increased dramatically during the second half of the year, thereby decreasing restaurant earnings. Menu prices were increased when possible, but were limited by competitive factors and by management’s perception of the adverse impact of the higher utility costs on its customers’ disposable income. Other significant increases in operating expenses in the future could have the same unfavorable impact on profitability. Finally, the Company maintains strong cost controls supplemented by an incentive bonus system that rewards managers for good sales and cost containment performance. Food and payroll costs are measured weekly, and store-level profits provide the basis for bonus payments to Operating Partners and Restaurant Supervision.
Critical Accounting Policies
      Critical accounting policies have a significant impact on the Company’s financial statements and involve difficult or subjective estimates of future events by management. Management’s estimates could differ significantly from actual results, leading to possible significant adjustments to future financial results. The following policies are considered by management to involve estimates that most critically impact reported financial results.

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

Impairment of Long-Lived Assets
      Long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews restaurants for possible impairment if the restaurant has had aggregate cash flows of $50,000 or less over the previous 12 months or if it has been selected for relocation and the new site is under construction. For restaurants that will continue to be operated, the restaurant’s carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, over the remaining useful life of the restaurant. The estimate of future cash flows is based on management’s review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management’s knowledge of current and planned development near the restaurant site and on current market transactions. Each of these estimates is based on assumptions, particularly with respect to future sales and costs, that may differ materially from actual results. If the carrying amount exceeds the sum of the undiscounted future cash flows, the carrying amount is reduced to the restaurant’s current fair value. If the decision has been made to close and sell a restaurant, the carrying value of that restaurant is reduced through accelerated depreciation to its current fair value less costs to sell and is no longer depreciated once it is closed.

Self-Insurance Liabilities
      The Company self-insures a significant portion of expected losses from its workers’ compensation, general liability and team member medical programs. See Note 6 in the accompanying consolidated financial statements for the aggregate amount of these liabilities. For workers’ compensation and general liability claims, the portion of any individual claim that exceeds $250,000 is covered by insurance purchased by the Company. Accrued liabilities are recorded for the estimated, undiscounted future net payments, or ultimate costs, to settle both reported claims and claims that have been incurred but not reported. On a quarterly basis, management reviews claim values as estimated by a third-party claims administrator (“TPA”) and then adjusts these values for estimated future increases in order to record ultimate costs. Both current and prior years’ claims are reviewed because estimated claim values are frequently adjusted by the TPA as new information, such as updated medical reports or settlements, is received. Management reviews the relationship between historical claim estimates and payment history, overall number of accidents and historical claims experience in order to make an ultimate cost estimate. For team member medical claims, the portion of any individual claim that exceeds $300,000 is covered by insurance purchased by the Company. Accruals are based on management’s review of historical claims experience. Unexpected changes in any of these factors could result in costs that are materially different than initially reported.

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
      Annual income tax returns are prepared and filed several months after each fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally up to three years after the returns are filed. These returns could be subject to differing interpretations of the applicable authority’s tax laws. As part of the audit process, the Company must assess the likelihood that a requested adjustment in income taxes due will be payable either by settlement or through legal proceedings, either of which could result in a material adjustment to the Company’s results of operations or financial position. When the Company concludes that it is not probable that a tax position is sustainable, a liability is recorded for any taxes, interest or penalties that are estimated to be due.

Net Earnings
      The following table presents items in the consolidated statements of earnings as a percentage of restaurant sales and the percentage change of the dollar amounts between years:

	Percentage of Restaurant Sales			Percentage Change

	2005	2004	2003	2005/2004	2004/2003

Restaurant sales	100.0%	100.0	100.0	(0.2)	2.7

Cost of sales:
Food and beverage	34.8	34.8	35.2	(0.4)	1.6
Payroll and benefits	33.0	32.4	32.0	1.6	4.3
Depreciation	4.1	4.0	4.0	3.0	2.0
Impairment charges	0.8	0.2	0.2	324.1	8.8
Other restaurant expenses	16.0	14.1	13.8	13.4	4.7

Total cost of sales	88.7	85.5	85.2	3.5	3.2

General and administrative expenses	5.9	5.0	4.7	19.2	7.3
Interest expense	1.2	1.3	1.3	(8.9)	4.2
Royalties from franchised restaurants	—	(0.1)	(0.2)	(70.4)	(22.8)
Other income, net	(0.5)	(0.3)	(0.3)	70.3	(3.9)

Earnings before income taxes	4.7	8.6	9.3	(45.9)	(4.5)
Income taxes	1.5	3.0	3.1	(49.8)	(2.0)

Net earnings	3.2%	5.6	6.2	(43.8)	(5.8)

2005 Compared to 2004
      Total restaurant sales decreased by $2.0 million, or 0.2%, to $825.0 million in 2005 from $827.0 million in 2004. The principal causes of the decrease were a 2.6% decrease in same-store sales and the impact from closing 18 restaurants in 2005 and seven restaurants in 2004. These closings affected the 2005 sales comparison by approximately $10.7 million. The negative sales factors were partially offset by incremental sales from new restaurants opened in 2005 and 2004, amounting to approximately $34.2 million. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores are included in the same-store sales calculation, provided that their underlying stores were operating for at least 18 months. Same-store sales and related factors in 2005 compared to 2004 and 2004 compared to 2003 were as follows:

Same-store	2005	2004

Sales	(2.6)%	(0.7)%
Customer count	(5.3)%	(4.3)%
Menu factor (price)	2.7%	3.6%
      Restaurant sales were weak during the first nine months of 2005 with same-store sales and customer count decreasing by 3.6% and 6.2%, respectively. The fourth quarter of 2005 showed considerable improvement. Same-store sales for the fourth quarter increased by 0.6%, and customer count for the same period decreased by 2.2%. The menu factor in the above table principally represents year-over-year menu price increases.
      Management attributes the weak sales trends during 2005 largely to high energy costs experienced by its customers throughout the year. Higher home energy and gasoline costs decreased customers’ discretionary spending and lowered their dining-out expenditures. Gasoline shortages in the southern and mid-Atlantic states after Hurricane Katrina along with the related extensive television coverage decreased customer dining visits during the third quarter. The sales improvement during the fourth quarter resulted from stable and somewhat lower gasoline prices and lower-than-expected utility costs, resulting from moderate winter temperatures during the quarter. The Company’s breakfast program had a significant impact on sales during the fourth quarter with 157 restaurants serving breakfast on Saturday and Sunday mornings by the end of the quarter. Breakfast was implemented in 119 restaurants during the fourth quarter. Breakfast sales added 2.0% to the fourth quarter’s reported same-store sales increase of 0.6%.
      During 2005, the Company opened 11 new and relocated four restaurants. All new and relocated restaurants in 2005 were opened with the display cooking format and lodge-look exterior and achieved first-year annualized sales volumes averaging $3.2 million per restaurant. The Company closed 18 restaurants during 2005, including three relocations and three restaurants that were significantly damaged by Hurricane Katrina. Regarding the three hurricane-damaged restaurants, two of these restaurants were closed permanently and are currently held for sale. The third restaurant has been repaired and reopened in February 2006. Management defines a relocation as a restaurant opened within 6 months after the closing of another restaurant in the same market area. A relocation generally results in an opening and a closing in the same year. However, one restaurant that was closed during 2004 for relocation reopened in early 2005. Accordingly, at the end of 2005 and 2004, the Company owned and operated 338 and 341 restaurants, respectively.
      Total cost of sales increased by 3.5% to $732.0 million in 2005 from $707.2 million in 2004. Such costs, as a percentage of sales, were 88.7% for 2005 and 85.5% for 2004. These costs are presented in a tabular format in the “Net Earnings” section above and discussed more fully in the following paragraph.
      Food and beverage costs were unchanged at 34.8% of sales for both 2005 and 2004 resulting principally from higher chicken and seafood prices, partially offset by lower beef and soybean-oil costs. Payroll and benefits increased to 33.0% of sales in 2005 from 32.4% of sales in 2004 due principally to management’s tactical decision to increase hourly staffing levels at the restaurants in order to provide a better dining experience for customers with the aim of building and retaining sales. All other restaurant costs, including depreciation and impairment charges, increased to 20.9% of sales in 2005 compared to 18.3% of sales in 2004 due mainly to higher impairment charges and from higher utility and repairs and maintenance costs. Impairment charges generally result from the write-down of fixed assets related to certain closed and underperforming stores to their fair market values and affected 12 properties in 2005 compared to six properties in 2004, thereby increasing 2005’s expense by $5.0 million. Also, lower average unit sales in 2005 increased the impact, as a percentage of sales, of the many fixed-cost items included in this category.
      General and administrative expenses increased to 5.9% of sales in 2005 from 5.0% of sales in 2004 due principally to $6 million of accrued settlement costs related to the Tennessee collective-action lawsuit, which is further described in the “Legal Contingencies” section below, as well as from the unfavorable impact that 2005’s lower average unit sales had on this highly fixed-cost category.
      Interest expense amounted to $9.7 million in 2005 (1.2% of sales) compared to $10.6 million in 2004 (1.3% of sales). The Company’s weighted average interest rate was 6.0% and 6.2% for 2005 and 2004, respectively. Interest expense in 2005 was affected by a scheduled $18.8 million annual installment payment on the Company’s 9.02% senior notes in late-January 2005. Borrowings under the floating-rate revolving credit facility, which accrued interest at a 4.3% average rate during the year, were used as the source of funds for this payment.
      Royalties from franchised restaurants decreased to $0.3 million in 2005 from $1.2 million in 2004 as the Company’s sole franchisee, EACO Corporation (“EACO”; formerly Family Steak Houses of Florida, Inc.), converted its Ryan’s brand restaurants to non-affiliated brands in accordance with a December 2003 amendment to the franchise agreement. Per the amendment, the franchise relationship between the Company and EACO terminated on June 30, 2005, and final collection of franchise revenues was completed during the third quarter of 2005.
      Other income increased by $1.8 million to $4.4 million in 2005 (0.5% of sales), up from $2.6 million in 2004 (0.3% of sales). The additional gain resulted from the sale of a greater number of properties during 2005 and from a $1.0 million eminent domain settlement received in 2005.

      Based upon the above changes to revenues and expenses, earnings before income taxes decreased to $38.7 million in 2005 from $71.5 million in 2004.
      The effective income tax rate for 2005 decreased to 31.9% compared to 34.4% in 2004 due principally to the greater impact of estimated Federal tax credits, such as Work Opportunity, Welfare to Work and FICA taxes paid on reported employee tip income, on 2005’s lower earnings before income taxes (as compared to 2004). Deferred income tax expense in 2005 resulted in a $3.2 million benefit compared to a $4.9 million cost in 2004 due largely to the reversal of deferred tax liabilities related to the accelerated depreciation of buildings and equipment for tax reporting purposes and to additional accrued legal costs related to the Tennessee collective-action lawsuit, which is further described in the “Legal Contingencies” section below.
      Net earnings decreased to $26.4 million in 2005 (3.2% of sales) from $46.9 million in 2004 (5.6% of sales). Diluted weighted-average shares decreased by 1.3% to 42,689,000 in 2005 compared to 43,235,000 in 2004 due to the Company’s stock repurchase program. Accordingly, diluted earnings per share (“DEPS”) decreased by 43.1% to $0.62 in 2005 from $1.09 in 2004.
2004 Compared to 2003
      Total restaurant sales increased by $22.0 million, or 2.7%, to $827.0 million in 2004 from $805.0 million in 2003. Incremental sales from restaurants opened in 2004 and 2003 amounted to approximately $26.1 million and were partially offset by a 0.7% decrease in same-store sales. Same-store sales and related factors in 2004 compared to 2003 and 2003 compared to 2002 were as follows:

Same-store	2004	2003

Sales	(0.7)%	0.1%
Customer count	(4.3)%	(2.2)%
Menu factor (price)	3.6%	2.3%
      Same-store sales weakened during 2004 as the year progressed, declining from up 4.8% during the first quarter to down 4.3% during the fourth quarter. Same-store customer counts also decreased during 2004, with a 1.3% increase during the first quarter and a 7.5% decrease during the fourth quarter. Management attributed the weak sales trends during 2004 to declining consumer confidence levels. High energy costs and uncertain economic conditions impacted restaurant sales throughout the last half of the year. Customers experienced increased gasoline and home energy costs, resulting in more careful spending and fewer restaurant visits. In addition, harsh weather conditions, particularly hurricanes in August and September and severe winter weather in December, adversely affected 2004 sales results.
      During 2004, the Company opened 10 new and relocated four restaurants. Seven restaurants were closed during 2004, five of which were for relocation. One restaurant that was closed during 2004 for relocation reopened in early 2005. Accordingly, at the end of 2004 and 2003, the Company owned and operated 341 and 334 restaurants, respectively.
      Total cost of sales increased by 3.2% to $707.2 million in 2004 from $685.5 million in 2003. Such costs, as a percentage of sales, were 85.5% for 2004 and 85.2% for 2003. These costs are presented in a tabular format in the “Net Earnings” section above and discussed more fully in the following paragraph.
      Food and beverage costs decreased to 34.8% of sales in 2004 from 35.2% of sales in 2003 resulting from lower seafood and produce prices, partially offset by higher beef costs. Menu price increases and an increased store-level focus on cost control by managers also contributed to lower food costs as a percent of sales. Payroll and benefits increased to 32.4% of sales in 2004 from 32.0% of sales in 2003 due to higher store management salaries and medical insurance expense. All other restaurant costs, including depreciation and impairment charges, increased to 18.3% of sales in 2004 compared to 18.0% of sales in 2003 due mainly to higher utility costs.
      General and administrative expenses increased to 5.0% of sales in 2004 from 4.7% of sales in 2003 due principally to the unfavorable impact that 2004’s lower average unit sales had on this highly fixed-cost category.

      Interest expense amounted to $10.6 million in 2004 (1.3% of sales) compared to $10.2 million in 2003 (1.3% of sales). The Company’s weighted average interest rate was 6.2% and 5.5% for 2004 and 2003, respectively. Average debt levels decreased by $14.9 million in 2004. The Company did not have any share repurchase transactions after May 2004, and excess cash was used to repay loans under the Company’s revolving credit facility (see “Liquidity and Capital Resources” section below).
      Royalties from franchised restaurants decreased to $1.2 million in 2004 from $1.5 million in 2003 due principally to EACO, the Company’s sole franchisee, operating fewer stores in the current year. In December 2003, the Company and EACO amended their franchise agreement so that over the following 18 months, EACO would either sell, close or convert to a non-affiliated brand its current Ryan’s restaurants, and the existing franchise relationship would be terminated by no later than June 30, 2005. EACO operated seven Ryan’s restaurants at December 29, 2004.
      Based upon the above changes to revenues and expenses, earnings before income taxes decreased to $71.5 million in 2004 from $74.9 million in 2003.
      The effective income tax rate for 2004 increased to 34.4% compared to 33.5% in 2003 due principally to higher state income tax expense, partially offset by higher Federal tax credits. State income tax expense in 2004 increased as a result of certain judicial and administrative rulings that adversely affected the Company’s current and past state tax positions.
      Net earnings decreased to $46.9 million in 2004 (5.6% of sales) from $49.8 million in 2003 (6.2% of sales). Diluted weighted-average shares decreased by 1.2% to 43,235,000 in 2004 compared to 43,754,000 in 2003 due to the Company’s stock repurchase program. Accordingly, DEPS decreased by 4.4% to $1.09 in 2004 from $1.14 in 2003.
Liquidity and Capital Resources
      The Company’s principal source of liquidity is from its restaurants sales, which, as noted in the “Company Overview” section above, are primarily derived from cash, checks or credit/debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding sections, capital expenditures, debt reduction and share repurchases.
      A comparison of the Company’s sources and uses of funds for 2005 and 2004 follow (in millions):

	2005	2004	Change

Net cash provided by operating activities	$69.5	89.5	(20.0)
Net cash used in investing activities	(62.3)	(65.6)	3.3
Net cash used in financing activities	(9.4)	(25.2)	15.8

Net decrease in cash and cash equivalents	$(2.2)	(1.3)	(0.9)

      Net cash provided by operating activities decreased mainly due to lower net earnings in 2005. At December 28, 2005, the Company’s working capital amounted to a $52.3 million deficit compared to a $45.4 million deficit at December 29, 2004. The $6.9 million change in working capital resulted primarily from higher accrued liabilities resulting mainly from the $6 million accrued in 2005 as the estimated settlement costs for the Tennessee collective-action lawsuit (see “Legal Contingencies” section below) and from higher income taxes payable. However, because management believes that there is an adequate level of cash flow provided by operations, the Company does not anticipate any adverse effect from the current working capital deficit.
      Net cash used in investing activities decreased by $3.3 million. Total capital expenditures increased to $76.5 million in 2005 from $75.5 million in 2004 due to higher maintenance expenditures and other improvements made to existing stores, partially offset by lower new store and remodel expenditures. Proceeds from the sale of property and equipment increased by $4.2 million in 2005. These sales typically involve closed restaurant properties or excess land and occur on an irregular basis during any given year. During 2005, the Company sold 10 restaurant properties compared to six properties in 2004.

      During 2006, the Company plans to build and open four new restaurants with an average unit cost (including land) of approximately $3.5 million. These restaurants will open with display cooking and lodge-look exteriors and will operate with the Fire Mountain brand name. Management also intends to remodel approximately 15 to 17 Ryan’s brand restaurants with these similar features at an estimated total cost of $7 million. Each remodeled restaurant will operate as either a Ryan’s or a Fire Mountain based on the conditions of its particular market. Important factors for the branding decision include the historical sales and profit performance of the existing Ryan’s restaurant, the market’s competitive environment and management’s opinion of the market’s disposition towards the Ryan’s brand name. Total 2006 capital expenditures are estimated at $33 million. The Company is currently concentrating its efforts on Company-owned restaurants and is not actively pursuing any additional franchised locations, either domestically or internationally.
      As part of the Company’s routine business process, management reviews the Company’s underperforming restaurants and evaluates the potential for improvement of each restaurant based on current and future retail traffic in each respective marketing area. In general, restaurants located in satisfactory areas are updated through remodeling and may be converted to the Fire Mountain brand. Those restaurants located in declining areas are generally either relocated or closed. In 2005, the Company closed 18 restaurants, including three relocations and three restaurants that were significantly damaged by Hurricane Katrina. Regarding the three hurricane-damaged restaurants, two of these restaurants were closed permanently and are currently held for sale. The third restaurant has been repaired and reopened in February 2006. Except for one property under a ground lease, all other closed properties were either sold or are currently offered for sale. Management is attempting to sublease the leased property.
      Net cash used in financing activities decreased by $15.8 million due principally to a $16.4 million decrease in stock repurchases in 2005.
      The Company began its stock repurchase program in March 1996 and, prior to suspension by the Company’s Board of Directors in July 2005, was authorized to repurchase up to an aggregate 55 million shares of its common stock through January 2008. At December 28, 2005, approximately 44.4 million shares, or 55% of total shares outstanding at the beginning of the repurchase program, had been purchased at an average cost of $7.55 per share, amounting to $334.7 million in total. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors. The Company’s loan agreements, as amended, limit share repurchases to $15 million per year for 2006 and 2007. As noted above, in July 2005, the Company’s Board of Directors suspended all future share repurchases in order to retain the Company’s cash flow for debt repayment and other corporate purposes.
      The Company’s contractual obligations at December 28, 2005 were as follows:

	Payments Due by Period (in millions)

		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Due in fiscal year		2006	2007-2008	2009-2010	After 2010
Long-term debt (including current portion)	$173.3	18.8	66.1	45.6	42.8
Purchase contracts	23.5	7.3	14.7	1.5	—
Operating leases	9.7	1.3	2.1	1.6	4.7
Construction obligations	1.8	1.8	—	—	—

Total	$208.3	29.2	82.9	48.7	47.5

      The Company’s long-term debt and operating leases are described in footnotes 3 and 5, respectively, of the accompanying consolidated financial statements. Purchase contracts represent contractual agreements for food and other restaurant supplies that set pricing, quantity and product specifications. The Company has also entered into other such contracts that do not set minimum purchase quantities, and the expected payments related to these contracts are not included in the table above. Construction obligations represent commitments for store construction.

      At December 28, 2005, the Company’s debt consisted of $56.3 million of 9.02% senior notes, $100 million of 4.65% senior notes and a $125 million revolving credit facility of which $17 million was outstanding. In November 2005, based upon projected cash requirements, the Company requested and obtained a voluntary reduction in the revolving credit facility, reducing it from $150 million to $125 million. The loan agreements contain various requirements regarding certain net worth, leverage and liquidity measurements as well as restrictions on future stock repurchases, dividends, capital expenditures, investments and sales of assets. Due principally to net earnings for the twelve-month period ended June 29, 2005, being lower than projected, the Company was not in compliance with the fixed charge coverage ratio (“FCC ratio”) covenant in its debt agreements at June 29, 2005 and received waivers from its creditors for that violation. In November 2005, the Company and its lenders amended the debt agreements. The amendments reduced the FCC ratio requirements from 2.25 times to 1.55 times through the third quarter of 2006. Thereafter, the required minimum ratio gradually rises to 2.25 times for the third quarter of 2007 and afterwards (or, if the calculation period includes two scheduled debt principal payments, 2.0 times). Based on current projections, management believes that the amended FCC ratios are achievable through the second quarter of 2007. However, significant increases in earnings, as defined, will be needed in order to achieve the required minimum FCC ratio of 2.0 for the third quarter of 2007. Such increases will require higher sales at the Company’s restaurants and will also be impacted, either favorably or unfavorably, by changes in operating costs. The November 2005 amendments also placed additional restrictions on stock repurchases and capital expenditures during 2006 and 2007. Management believes that these restrictions will not impact its current plans for capital expenditures. As of December 28, 2005, the Company was in compliance with all covenants under the loan agreements.
      After allowances for letters of credit and other items, there was approximately $96 million in funds available under the revolving credit facility at December 28, 2005. During 2006, management estimates that cash generated from operations will exceed the Company’s capital expenditure requirements by approximately $40 million. Additional cash is expected to be generated from property sales and from the exercise of stock options. The Company plans to use the projected excess cash in 2006 for the scheduled 9.02% senior notes debt repayment and for repaying a substantial portion of the revolving credit facility.
      Management believes that its current capital structure is sufficient to meet its 2006 requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.
Legal Contingencies
      In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs’ attorneys sought collective-action status for the case. In October 2003, the presiding judge denied the Company’s request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs’ attorneys. The Company appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit. In July 2005, the Company began negotiations with the plaintiffs’ attorney in hopes of reaching a mutually acceptable settlement. In September 2005, the parties took the matter to a mediation hearing. Although no agreement was reached through mediation, settlement discussions between the parties have continued. The Company charged $6 million to general and administrative expenses in 2005 as the estimated minimum settlement for this litigation. However, as it is not possible to predict the case’s outcome, the ultimate settlement cannot be estimated at this time.
      In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these other actions are expected to have a material adverse effect on the Company’s business or financial condition, taken as a whole.

New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which amends SFAS No. 123 and SFAS No. 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, and will be effective beginning in 2006. Cash provided by operating activities will not be affected by this non-cash expense. Assuming that stock option grants in 2006 follow historical patterns and are issued with terms and conditions similar to the 2005 grants, management estimates that in 2006 the implementation of SFAS 123R will increase cost of sales by approximately $313,000 and general and administrative expenses by approximately $1,033,000, resulting in a decrease in net earnings of approximately $908,000. However, the Company’s Board of Directors has discretionary approval for all stock option grants to employees and may approve a greater or lesser number of options in 2006. Management estimates that the minimum impact of SFAS 123R in 2006, which will occur even if no stock options are granted in 2006, will be to decrease net earnings by approximately $746,000 due to the expense associated with those pre-2006 options that vest during 2006. See Note 1 to the accompanying consolidated financial statements for the pro forma effect on reported net earnings as if SFAS No. 123 had been in effect for the three years ended December 28, 2005.
Impact of Inflation
      The Company’s operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of the Company’s restaurant team members are paid at the Federal minimum wage or, if higher, the applicable state minimum wage and, accordingly, legislated changes to the minimum wage rates affect the Company’s payroll costs. There has been legislation introduced to increase the minimum wage in the U.S. Congress and in the legislatures of approximately 60% of the states in which the Company operates. It is impossible to predict which increases will be implemented. If such increases were implemented, the Company expects that payroll costs, as a percent of sales, would increase. However, the Company is generally able to increase menu prices in order to cover most of the dollar impact of legislated payroll rate increases.
      The Company considers its current price structure to be very competitive. This factor, among others, is considered by the Company when passing cost increases on to its customers. Sales prices were increased by 2.7% in 2005 and 3.6% in 2004.
Forward-Looking Information
      In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this annual report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company’s actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words “estimates”, “plans”, “anticipates”, “expects”, “intends”, “believes” and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company’s best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all relevant factors, the factors described in Item 1A above, as well as other risks and factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission, could cause actual results to differ materially from expectations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk
      The Company is subject to market risk related to changes in interest rates. At December 28, 2005, approximately 90% of the Company’s outstanding debt was fixed-rate, consisting of $56.3 million of 9.02% senior notes due in 2008 on which principal payments commenced in 2005 and $100 million of

4.65% senior notes due in 2013 with principal payments beginning in 2007. The Company’s variable-rate debt consists of loans outstanding under a $125 million revolving credit facility with several banks due in 2009, bearing interest at various floating interest rates plus a variable spread currently set at 1.5% and then decreasing to 1.25% on March 30, 2006. All loans are secured by the stock of the Company’s wholly-owned subsidiaries.
      The Company is exposed to interest rate risk on the variable-rate debt, which, as noted above, consists of loans outstanding under the revolving credit facility (see “Liquidity and Capital Resources”). At December 28, 2005, there were $17.0 million in outstanding loans under this facility. Interest rates for the facility generally change in response to the London Interbank Offered Rate (“LIBOR”). Management estimates that a one-percent change in interest rates throughout the year ended December 28, 2005 would have increased interest expense by approximately $212,000 and decreased net earnings by $144,000.
      While the Company has entered into derivative financial instrument agreements in the past, there were no such agreements outstanding during the year ended December 28, 2005. The Company does not enter into financial instrument agreements for trading or speculative purposes.
      The following table presents information regarding the Company’s long-term debt based on total outstanding debt balances as of December 28, 2005. The contractually required principal repayments and their related average interest rates by maturity date are presented in the table. For the variable-rate debt, the average interest rate is based on the two-month LIBOR at December 28, 2005 plus the current applicable margin of 1.50% through March 29, 2006 and of 1.25% thereafter. The fair value of the variable-rate debt approximates its carrying amount at December 28, 2005 due to the variable-rate provisions of the related debt instruments. During 2005, the variable-rate debt had an average interest rate of 4.3%. The fair value of the fixed-rate debt is based on borrowing rates available to the Company for notes with similar terms and average maturities at December 28, 2005.

	Expected Maturity Dates

						There-		Fair
Liabilities (dollars in millions)	2006	2007	2008	2009	2010	after	Total	Value

Long-term debt:
Variable rate	—	—	—	$17.0	—	—	17.0	17.0
Average interest rate	5.8%	5.7%	5.7%	5.7%	—	—	5.7%
Fixed rate — 2000 senior notes	$18.8	18.8	18.7	—	—	—	56.3	60.5
Average interest rate	9.0%	9.0%	9.0%	—	—	—	9.0%
Fixed rate — 2003 senior notes	—	$14.3	14.3	14.3	14.3	42.8	100.0	97.3
Average interest rate	4.7%	4.7%	4.7%	4.7%	4.7%	4.7%	4.7%
Commodity Price Risk
      The Company purchases certain commodity products in the normal course of business that are subject to market risk due to price volatility caused by weather, supply or production problems, government regulations and other factors that are outside of the Company’s control. These products include food items such as beef, poultry, pork and seafood, which represent the largest shares of the Company’s food purchases at approximately 16%, 12%, 9% and 9%, respectively, and other commodities such as natural gas and electricity. Management does not utilize financial instruments to hedge the pricing risk associated with these commodities. In an effort to minimize price volatility, management may enter into purchasing contracts at fixed prices or with floor and ceiling prices. These contracts are typically for a one-year period, but may have terms of up to three years if the pricing appears to be favorable, particularly in comparison to historical price levels. Approximately 80% of all food items used in the Company’s restaurants are purchased under some form of contract. In contrast, all beef purchases are made in the spot market. Management believes that, based on a historical perspective, the additional costs inherent in long-term beef contracts can generally be avoided by favorable pricing opportunities in the spot market. Prolonged price increases affecting commodity products could impact profitability, but should allow sufficient time to substitute other products, seek alternative suppliers or increase menu prices, if possible.

Item 8.	Financial Statements and Supplementary Data

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended

	December 28,	December 29,	December 31,
	2005	2004	2003

	(In thousands, except earnings per share)
Restaurant sales	$824,986	827,015	805,009

Cost of sales:
Food and beverage	286,833	288,083	283,535
Payroll and benefits	272,043	267,698	256,574
Depreciation	33,651	32,685	32,047
Impairment charges	6,527	1,539	1,414
Other restaurant expenses	132,916	117,199	111,914

Total cost of sales	731,970	707,204	685,484

General and administrative expenses	49,369	41,416	38,600
Interest expense	9,696	10,640	10,216
Royalties from franchised restaurants	(344)	(1,161)	(1,503)
Other income, net	(4,430)	(2,602)	(2,709)

Earnings before income taxes	38,725	71,518	74,921
Income taxes	12,345	24,592	25,098

Net earnings	$26,380	46,926	49,823

Earnings per share:
Basic	$.63	1.12	1.18
Diluted	.62	1.09	1.14
Weighted-average shares:
Basic	41,969	41,803	42,210
Diluted	42,689	43,235	43,754
See accompanying notes to consolidated financial statements.

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,120	7,354
Receivables	5,007	4,639
Inventories	5,176	5,611
Prepaid expenses	985	1,016
Deferred income taxes	7,417	5,110

Total current assets	23,705	23,730

Property and equipment:
Land and improvements	170,424	162,082
Buildings	513,932	480,781
Equipment	287,581	271,431
Construction in progress	23,405	31,531

	995,342	945,825
Less accumulated depreciation	323,012	295,852

Net property and equipment	672,330	649,973

Other assets	10,793	10,643

Total assets	$706,828	684,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,468	5,963
Current portion of long-term debt	18,750	18,750
Income taxes payable	4,118	1,842
Accrued liabilities	46,691	42,569

Total current liabilities	76,027	69,124

Long-term debt	154,500	164,250
Deferred income taxes	46,768	47,674
Other long-term liabilities	5,899	7,692

Total liabilities	283,194	288,740

Shareholders’ equity:
Common stock of $1.00 par value; authorized 100,000,000 shares; issued 42,122,000 in 2005 and 41,890,000 in 2004	42,122	41,890
Additional paid-in capital	5,294	3,878
Retained earnings	376,218	349,838

Total shareholders’ equity	423,634	395,606

Commitments and contingencies

Total liabilities and shareholders’ equity	$706,828	684,346

See accompanying notes to consolidated financial statements.

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 28,	December 29,	December 31,
	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$26,380	46,926	49,823
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,611	34,459	33,989
Impairment charges	6,527	1,539	1,414
Gain on sale of property and equipment	(1,803)	(1,977)	(1,608)
Tax benefit from exercise of stock options	1,082	3,337	1,412
Deferred income taxes	(3,213)	4,890	2,975
Decrease (increase) in:
Receivables	(368)	(346)	717
Inventories	435	37	(529)
Prepaid expenses	31	742	(492)
Income taxes receivable	—	—	2,739
Other assets	(258)	(2,206)	(1,130)
Increase (decrease) in:
Accounts payable	505	(617)	(2,090)
Income taxes payable	2,276	554	1,288
Accrued liabilities	4,122	643	4,447
Other long-term liabilities	(1,793)	1,561	1,057

Net cash provided by operating activities	69,534	89,542	94,012

Cash flows from investing activities:
Proceeds from sale of property and equipment	14,077	9,877	9,240
Capital expenditures	(76,455)	(75,483)	(76,353)

Net cash used in investing activities	(62,378)	(65,606)	(67,113)

Cash flows from financing activities:
Net proceeds from (repayment of) revolving credit facility	9,000	(13,000)	(106,000)
Repayment of senior notes	(18,750)	—	—
Proceeds from issuance of senior notes	—	—	100,000
Debt issuance costs	(206)	(602)	(160)
Proceeds from stock options exercised	2,418	6,611	3,688
Repurchases of common stock	(1,852)	(18,208)	(18,464)

Net cash used in financing activities	(9,390)	(25,199)	(20,936)

Net increase (decrease) in cash and cash equivalents	(2,234)	(1,263)	5,963
Cash and cash equivalents — beginning of period	7,354	8,617	2,654

Cash and cash equivalents — end of period	$5,120	7,354	8,617

Supplemental disclosure
Cash paid during the year for:
Interest, net of amount capitalized	$10,333	10,760	9,914
Income taxes	12,767	16,488	17,262
See accompanying notes to consolidated financial statements.

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Description of Business and Summary of Significant Accounting Policies
      Ryan’s Restaurant Group, Inc. operates a chain of 338 Company-owned restaurants (as of December 28, 2005) located principally in the southern and midwestern United States. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company has franchised its Ryan’s brand to other operators in the past. In June 2005, the franchise agreement with the Company’s sole franchisee was terminated by mutual agreement. There were no franchised restaurants in operation at December 28, 2005.
      Consolidation. The consolidated financial statements include the financial statements of Ryan’s Restaurant Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
      Fiscal Year. The Company’s fiscal year ends on the Wednesday nearest December 31, resulting in years of either 52 or 53 weeks. Each of the years ended December 28, 2005, December 29, 2004 and December 31, 2003 consists of 52 weeks.
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
      Other Income. Other income consists principally of cash receipts from vending machines located in the Company’s restaurants, management’s estimate of abandoned gift certificates, the net gain on sale of assets not subject to impairment, sales tax filing discounts and interest income.
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

	2005	2004	2003

	(In thousands, except earnings
	per share)
Net earnings, as reported	$26,380	46,926	49,823
Less total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,714)	(1,095)	(1,486)

Pro forma net earnings	$24,666	45,831	48,337

Earnings per share:
Basic:
As reported	$.63	1.12	1.18
Pro forma	.59	1.10	1.15
Diluted:
As reported	.62	1.09	1.14
Pro forma	.58	1.06	1.10
      Earnings Per Share. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes potential common stock which arises from the hypothetical exercise of outstanding stock options using the treasury stock method.
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

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reclassifications. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not affect either the prior years’ net earnings or shareholders’ equity.
Note 2.     Income Taxes
      Income tax expense for the years ended December 28, 2005, December 29, 2004 and December 31, 2003, consists of:

	2005	2004	2003

	(In thousands)
Current:
U.S. Federal	$14,739	17,663	20,853
State and local	819	2,039	1,270

Total current	15,558	19,702	22,123

Deferred:
U.S. Federal	(3,170)	4,282	3,909
State and local	(43)	608	(934)

Total deferred	(3,213)	4,890	2,975

Total income taxes	$12,345	24,592	25,098

      Income taxes differ from the amounts computed by applying the U.S. Federal statutory corporate rate of 35 percent to earnings before income taxes as follows:

	2005	2004	2003

	(In thousands)
Tax at Federal statutory rate	$13,554	25,031	26,222
Increase (decrease) in taxes due to:
State income taxes, net of Federal income tax benefit	504	1,721	218
Federal tax credits, net	(1,702)	(1,743)	(1,568)
Other	(11)	(417)	226

Total income taxes	$12,345	24,592	25,098

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2005 and December 29, 2004 are presented in the following table:

	2005	2004

	(In thousands)
Deferred tax assets:
Self-insurance liabilities	$4,888	4,509
Accrued legal costs	2,322	255
Deferred compensation	2,130	2,458
Other	208	346

Total gross deferred tax assets	9,548	7,568
Less valuation allowance	—	—

Net deferred tax assets	9,548	7,568

Deferred tax liabilities:
Building and equipment	(48,899)	(50,132)

Total gross deferred tax liabilities	(48,899)	(50,132)

Net deferred taxes	$(39,351)	(42,564)

      The Company did not establish a valuation allowance for deferred tax assets as of December 28, 2005 or December 29, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment and, accordingly, believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefits of these deductible differences at December 28, 2005.
Note 3.     Long-Term Debt
      Long-term debt at December 28, 2005 and December 29, 2004 consists of the following:

	2005	2004

	(In thousands)
Revolving credit facility with banks due December 2009, with weighted average interest of 5.94% at December 28, 2005; secured by the common stock of the Company’s wholly-owned subsidiaries	$17,000	8,000
Senior notes payable bearing interest at 9.02%; payable in annual installments of $18,750,000 commencing January 2005, final installment due January 2008; secured by the common stock of the Company’s wholly-owned subsidiaries	56,250	75,000
Senior notes payable bearing interest at 4.65%; payable in annual installments of $14,285,714 commencing July 2007, final installment due July 2013; secured by the common stock of the Company’s wholly-owned subsidiaries	100,000	100,000

	173,250	183,000
Less current installments	18,750	18,750

Total long-term debt	$154,500	164,250

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The revolving credit facility provides $125 million of total credit with $96 million available at December 28, 2005. It was implemented in December 2004, replacing a $100 million facility that would have expired in January 2005, and bears interest at various floating interest rates plus a variable spread of 1.50% through March 29, 2006 and then of 1.25% thereafter. Interest is paid at least quarterly and is generally based on the London Interbank Offered Rate. Unused fees, based on the average unused portion of the facility, are set at .275% through March 29, 2006 and then at .225% thereafter and are paid quarterly. The revolving credit facility also includes a $25 million subfacility for letters of credit of which approximately $12 million was outstanding at December 28, 2005. The Company uses letters of credit principally for self-insurance purposes.
      Interest payments related to the senior notes are made semiannually for the 9.02% notes and quarterly for the 4.65% notes. Both of the senior note agreements allow the Company to make either partial or total prepayments of principal, subject to a specified “make-whole” premium.
      The loan agreements contain various requirements regarding certain net worth, leverage and liquidity measurements as well as restrictions on future stock repurchases, dividends, capital expenditures, investments and sales of assets. Due principally to net earnings for the twelve-month period ended June 29, 2005, being lower than projected, the Company was not in compliance with the fixed charge coverage ratio (“FCC ratio”) covenant in its debt agreements at June 29, 2005 and received waivers from its creditors for that violation. In November 2005, the Company and its lenders amended the debt agreements. The amendments reduced the minimum FCC ratio requirement from 2.25 times to 1.55 times through the third quarter of 2006. Thereafter, the required minimum ratio gradually rises to 2.25 times for the third quarter of 2007 and afterwards (or, if the calculation period includes two scheduled debt principal payments, 2.0 times). The November 2005 amendments also placed additional restrictions on stock repurchases and capital expenditures during 2006 and 2007. As of December 28, 2005, the Company was in compliance with all covenants under the loan agreements.
      The aggregate amount of installments due on long-term debt for each of the following years subsequent to December 28, 2005 are as follows: $18.8 million in 2006; $33.1 million in 2007; $33.0 million in 2008; $31.3 million in 2009 and thereafter, $57.1 million.
      The fair value of the revolving credit facility approximates its carrying amount as of December 28, 2005 and December 29, 2004 due to its variable interest rate provisions. Based on the borrowing rates available to the Company for notes with similar terms and average maturities, the fair and book values of the 9.02% and the 4.65% senior notes at December 28, 2005 follow:

	Fair	Book
	Value	Value

	(In thousands)
9.02% senior notes	$60,500	56,250
4.65% senior notes	97,300	100,000
Note 4.     Interest Cost
      The Company capitalizes interest cost as a component of the cost of new restaurant construction. A summary of interest cost incurred follows:

	2005	2004	2003

	(In thousands)
Interest cost capitalized	$1,798	1,630	1,676
Interest cost charged to income	9,696	10,640	10,216

Total interest cost incurred	$11,494	12,270	11,892

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5.     Leases
      The Company leases 19 restaurant sites under noncancelable operating leases with initial terms that expire over the next 1 to 20 years. The Company is also a party to one noncancelable operating lease for a restaurant building and its underlying land with an initial term that expires in 16 years. Substantially all of the leases contain renewal options for periods ranging from 10 to 30 years and require the Company to pay all executory costs such as property taxes, utilities and insurance. Rental payments are based on contractual amounts as set forth in the lease agreements and do not include any contingent rentals. The Company also leases dishwashing equipment at certain restaurants under agreements with five-year terms that are cancelable by the Company after the first 12 months. Total rental expense for operating leases amounted to $3,179,000 in 2005, $2,712,000 in 2004 and $2,455,000 in 2003. Future minimum lease payments under the noncancelable operating leases as of December 28, 2005 are as follows:

(In thousands)

Year End:
2006	$1,277
2007	1,159
2008	939
2009	882
2010	699
Later years, through 2025	4,779

Future minimum lease payments	$9,735

Note 6.     Accrued Liabilities
      Accrued liabilities consist of the following:

	2005	2004

	(In thousands)
Self-insurance liabilities	$14,441	13,466
Accrued compensation	9,765	10,677
Accrued taxes (other than income)	7,752	8,106
Accrued legal costs	6,375	703
Outstanding gift certificates	3,436	3,288
Accrued interest	3,122	3,760
Accrued team member benefits	947	1,532
Other accrued expenses	853	1,037

Total accrued liabilities	$46,691	42,569

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7.     Shareholders’ Equity
      The components of shareholders’ equity are as follows:

	$1 Par Value	Additional	Retained
	Common Stock	Paid-in Capital	Earnings

	(In thousands)
Balances at January 1, 2003	$42,745	2,066	275,670

Net earnings	—	—	49,823
Issuance of common stock under Stock Option Plans	614	3,074	—
Tax benefit from exercise of nonqualified stock options	—	1,412	—
Repurchases of common stock	(1,516)	(5,140)	(11,808)

Balances at December 31, 2003	41,843	1,412	313,685

Net earnings	—	—	46,926
Issuance of common stock under Stock Option Plans	1,079	5,532	—
Tax benefit from exercise of nonqualified stock options	—	3,337	—
Repurchases of common stock	(1,032)	(6,403)	(10,773)

Balances at December 29, 2004	41,890	3,878	349,838

Net earnings	—	—	26,380
Issuance of common stock under Stock Option Plans	365	2,053	—
Tax benefit from exercise of nonqualified stock options	—	1,082	—
Repurchases of common stock	(133)	(1,719)	—

Balances at December 28, 2005	$42,122	5,294	376,218

      The Company’s Board of Directors has authorized the repurchase of up to 55 million shares of the Company’s common stock through December 2008. At December 28, 2005, approximately 44.4 million shares had been purchased at an aggregate cost of $334.7 million since the beginning of the program in March 1996. In July 2005, the Company’s Board of Directors suspended all future share repurchases in order to retain the Company’s cash flow for debt repayment and other corporate purposes.
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
Note 8.     Team Member Retirement Plans
      The Company maintains a defined contribution retirement plan, which covers all team members who have at least one year of service and have attained 21 years of age. Participating team members may contribute from 1% to 15% of their compensation to the plan with the first 6% of compensation matched in cash by the Company at a 40% rate. The Company’s match for participants with 20 or more years of service increases to 100%. All plan assets are invested in a nationally recognized family of mutual funds. Retirement plan expense, including administrative costs, amounted to $1,739,000 in 2005, $1,748,000 in 2004 and $1,597,000 in 2003.
      Officers, certain key executives and certain corporate and restaurant-level managers may also participate in one of two nonqualified deferred compensation plans maintained by the Company. These plans provide benefits to the participants or their designated beneficiaries at specified future dates or upon the termination of employment or death. Subject to plan limitations, participants can defer a substantial portion of their compensation and receive a matching contribution comparable to the Company’s defined contribution retirement plan. Participant deferrals and any related Company contributions are credited to the participants’ deferred compensation accounts. Participants can select from a variety of investment options, and investment earnings are credited to their accounts. The Company informally funds its liability to the participants through the use of Company-owned life insurance contracts. The Company has the right to amend or terminate the plans. The amount of expense related to the deferred compensation plans was $265,000 in 2005, $331,000 in 2004 and $315,000 in 2003. Outstanding balances under the plans amounted to $5,004,000 at December 28, 2005 and $4,351,000 at December 29, 2004 and are included in other long-term liabilities in the accompanying balance sheets.

Note 9.	Stock Option Plan
      In 2002, the Company’s shareholders approved a stock option plan (“Plan”) pursuant to which the Company’s Board of Directors may grant options to officers and other team members. The Plan authorized grants of options to purchase up to 3,600,000 shares of authorized but unissued common stock. Under the terms of the Plan, which expires in 2012, a committee of non-employee directors has the authority to determine the eligibility, tax treatment, term, vesting period and exercise price. The Plan provides for a maximum ten-year life for 900,000 of the option shares and a maximum seven-year life for the remaining 2,700,000 option shares. Officer grants have six-month vesting periods. Options granted to other team members vest pro-rata over four years. In addition, the Plan states that the exercise price of an option cannot be less than the fair market value, based on the closing market price, of the Company’s common stock on the day of the grant. The Plan also provides for option grants to non-employee Board members at a fixed amount of 5,000 shares per director granted annually on October 31 with an exercise price equal to that day’s closing market price. Options granted to Board members have six-month vesting periods. At December 28, 2005,

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
there were 2,587,000 shares available for grant under the Plan and another 182,000 shares available for grant under a predecessor plan. Options granted under the predecessor plan have terms generally similar to the current Plan, except that all options under the predecessor plan have a maximum ten-year life.
      A summary of the status of the Company’s current and predecessor stock option plans as of December 28, 2005, December 29, 2004 and December 31, 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(Shares in thousands)
Outstanding at beginning of year	3,085	$9.73	4,414	$9.01	4,592	$8.10
Granted	675	12.18	25	13.99	731	12.72
Exercised	(365)	6.77	(1,079)	7.50	(614)	6.85
Forfeited	(180)	9.45	(275)	7.32	(295)	8.31

Outstanding at end of year	3,215	10.51	3,085	9.73	4,414	9.01

Exercisable at year-end	2,445		2,360		2,851

      The following table summarizes information about stock options outstanding at December 28, 2005:

	Options Outstanding			Options Exercisable

		Weighted-Average

Range of Exercise	Number Outstanding	Remaining		Number Exercisable	Weighted-Average
Prices	at 12/28/05	Contractual Life	Exercise Price	at 12/28/05	Exercise Price

	(Shares in thousands)
$4 to $6	383	3.8 years	$5.14	383	$5.14
$6 to $9	392	3.5	7.00	392	7.00
$9 to $13	2,024	6.1	11.48	1,401	11.62
$13 to $18	416	7.8	14.01	269	14.04

$4 to $18	3,215	5.7	10.51	2,445	10.13

      The per share weighted-average fair values of stock options issued during 2005, 2004 and 2003 were $3.29, $5.08 and $3.41, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	3.9%	3.8%	3.3%
Expected life (years)	4.4	7.4	5.1
Expected volatility	.25	.24	.22
Expected dividend yield	0%	0%	0%

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Earnings Per Share
      Basic and diluted earnings per share (“EPS”) are calculated as follows:

		2005	2004	2003

		(In thousands, except earnings per share)
Net earnings	a	$26,380	46,926	49,823

Weighted-average common shares	b	41,969	41,803	42,210
Dilutive stock options		720	1,432	1,544

Adjusted weighted-average common shares	c	42,689	43,235	43,754

Basic EPS	a/b	$.63	1.12	1.18
Diluted EPS	a/c	.62	1.09	1.14
      In order to prevent antidilution, outstanding stock options to purchase 1.6 million shares of common stock in 2005 and 3,000 shares in both 2004 and 2003 were not included in the computation of diluted EPS.
Note 11.     Quarterly Consolidated Financial Data (Unaudited)
      Quarterly consolidated financial results for 2005 and 2004 are summarized as follows:

	Quarter

	First	Second	Third	Fourth	Total Year

	(In thousands, except earnings per share)
2005:
Restaurant sales	$209,639	215,510	202,967	196,870	824,986
Net earnings	11,813	6,260	4,164	4,143	26,380
Earnings per share:
Basic	$.28	.15	.10	.10	.63
Diluted	.28	.15	.10	.10	.62
2004:
Restaurant sales	$211,657	216,546	205,331	193,481	827,015
Net earnings	15,360	14,170	9,226	8,170	46,926
Earnings per share:
Basic	$.37	.34	.22	.20	1.12
Diluted	.35	.33	.22	.19	1.09
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
Note 13.     Legal Contingencies
      In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by the Company of the Fair Labor Standards Act of 1938. The plaintiffs’ attorneys sought collective-action status for the case. In October 2003, the presiding judge denied the Company’s request to enforce the arbitration agreements signed by the plaintiffs and also ordered the Company to turn over certain employee addresses to the plaintiffs’

RYAN’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
attorneys. The Company appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit. In July 2005, the Company began negotiations with the plaintiffs’ attorney in hopes of reaching a mutually acceptable settlement. In September 2005, the parties took the matter to a mediation hearing. Although no agreement was reached through mediation, settlement discussions between the parties have continued. The Company charged $6 million to general and administrative expenses in 2005 as the estimated minimum settlement for this litigation. However, as it is not possible to predict the case’s outcome, the ultimate settlement cannot be estimated at this time.
      In addition, from time to time, the Company is involved in various legal claims and litigation arising in the normal course of business. Based on currently-known legal actions arising in the normal course of business, management believes that, as a result of its legal defenses and insurance arrangements, none of these actions are expected to have a material adverse effect on the Company’s business or financial condition, taken as a whole.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Ryan’s Restaurant Group, Inc.:
      We have audited the accompanying consolidated balance sheets of Ryan’s Restaurant Group, Inc. and subsidiaries (the Company) as of December 28, 2005 and December 29, 2004, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 28, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company’s internal control over financial reporting was effective as of December 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryan’s Restaurant Group, Inc. and subsidiaries as of December 28, 2005 and December 29, 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that the Company’s internal control over financial reporting was effective as of December 28, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
Greenville, South Carolina
March 13, 2006

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
      Based on their evaluation as of December 28, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at December 28, 2005 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO framework, management has concluded that internal control over financial reporting was effective as of December 28, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 28, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Changes in Internal Control Over Financial Reporting
      During the fourth quarter of 2005, the Company did not make any changes in internal control over financial reporting that have materially affected, or are reasonably likely to affect, those controls.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 2006 under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 2006 under the headings “Election of Directors — Compensation of Directors”, “Executive Compensation and Other Information”, “Report of the Compensation Committee” and “Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 2006 under the headings “Election of Directors”, “Certain Beneficial Owners of Common Stock” and “Executive Officers.”

Item 13.	Certain Relationships and Related Transactions
      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 2006 under the headings “Election of Directors” and “Executive Compensation and Other Information — Deferred Compensation — Salary Continuation Agreement.”

Item 14.	Principal Accountant Fees & Services
      The information required under this item is incorporated by reference to the Ryan’s Restaurant Group, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 2006 under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) 1-2 The Company’s consolidated financial statements are listed in the accompanying “Index to Consolidated Financial Statements” on page 24.
      (a) 3 Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit #	Description

3.1	Articles of Incorporation of the Company, as amended through April 24, 1986: Incorporated by reference to Exhibit 4(a) to the Registration Statement of the Company filed with the SEC on Form S-3 (Commission file no. 33-7245) (the “Form S-3”).
3.1.1	Articles of Amendment to the Articles of Incorporation, dated April 22, 1987: Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the period ended January 1, 1992 (Commission file no. 0-10943) (the “1991 10-K”).
3.1.2	Articles of Amendment to the Articles of Incorporation, dated May 25, 1989: Incorporated by reference to Exhibit 4.3 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).
3.1.3	Articles of Amendment to the Articles of Incorporation, dated May 14, 2004: Incorporated by reference to Exhibit 3.1.3 to the Annual Report on Form 10-K for the period ended December 29, 2004 (the “2004 10-K”).
3.2	Bylaws of the Company: Incorporated by reference to Exhibit 4(b) to the Form S-3.
3.2.1	Amendment to By-Laws of the Company, dated October 25, 1990: Incorporated by reference to Exhibit 3.3 to the 1991 10-K.
3.2.2	Amendment to By-Laws of the Company, dated January 28, 1999: Incorporated by reference to Exhibit 3.2.2 to the Annual Report on Form 10-K for the period ended December 29, 1999 (Commission file no. 0-10943) (the “1999 10-K”).
4.1	Specimen of Company common stock certificate: Incorporated by reference to Exhibit 4.1 to the 1991 10-K.
4.2	See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3, 3.2, 3.2.1 and 3.2.2.
4.3	See Exhibits 10.19, 10.20, 10.20.1, 10.21, 10.21.1, 10.21.2, 10.21.3, 10.22, 10.22.1 and 10.22.2.
*10.1	Ryan’s Family Steak Houses, Inc. 1987 Stock Option Plan: Incorporated by reference to Exhibit 4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-15924).
*10.2	Ryan’s Family Steak Houses, Inc. 1991 Stock Option Plan: Incorporated by reference to Exhibit 4.4 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 33-53834).
*10.3	Ryan’s Family Steak Houses, Inc. 1998 Stock Option Plan: Incorporated by reference to Exhibit 99.1 to the Registration Statement of the Company filed with the SEC on Form S-8 (Commission file no. 333-67165).
*10.4	Ryan’s Family Steak Houses, Inc. 2002 Stock Option Plan, as approved at the Special Meeting of Shareholders held on July 22, 2002: Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the period ended January 1, 2003 (Commission file no. 0-10943) (the “2002 10-K”).
*10.5	Ryan’s Employee Retirement Savings Plan, dated March 1, 1992: Incorporated by reference to Exhibit 10.4 to the 1991 10-K.
*10.6	Salary Continuation Agreement, dated April 22, 1987, between the Company and Alvin A. McCall, Jr.; as amended on October 26, 1989: Incorporated by reference to Exhibit 10.5 to the 1991 10-K.
*10.7	Deferred Compensation — Salary Continuation Agreement, dated April 22, 1987, between the Company and Charles D. Way: Incorporated by reference to Exhibit 10.6 to the 1991 10-K.

Exhibit #	Description

*10.8	Split Dollar Agreement by and between the Company and Charles D. Way dated September 1, 1993: Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the period ended December 29, 1993 (Commission file no. 0-10943) (the “1993 10-K”).
*10.9	Split Dollar Agreement by and between the Company and G. Edwin McCranie dated November 12, 1993: Incorporated by reference to Exhibit 10.9 to the 1993 10-K.
*10.10	Split Dollar Agreement by and between the Company and James R. Hart dated August 8, 1993: Incorporated by reference to Exhibit 10.11 to the 1993 10-K.
*10.11	Split Dollar Agreement by and between the Company and Fred T. Grant, Jr. dated November 12, 1993: Incorporated by reference to Exhibit 10.12 to the 1993 10-K.
*10.12	Split Dollar Agreement by and between the Company and Morgan A. Graham dated November 12, 1993: Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 31, 1997 (Commission file no. 0-10943) (the “1997 10-K”).
*10.13	Split Dollar Agreement by and between the Company and Janet J. Gleitz dated November 12, 1993: Incorporated by reference to Exhibit 10.16 to the 1997 10-K.
*10.14	Split Dollar Agreement by and between the Company and Ilene T. Turbow dated November 12, 1995: Incorporated by reference to Exhibit 10.17 to the 1997 10-K.
*10.15	Deferred Compensation Plan by and between the Company and Morgan A. Graham dated November 1, 1997: Incorporated by reference to Exhibit 10.18 to the 1997 10-K.
*10.16	Deferred Compensation Plan by and between the Company and Janet J. Gleitz dated November 1, 1997: Incorporated by reference to Exhibit 10.19 to the 1997 10-K.
*10.17	Deferred Compensation Plan by and between the Company and Ilene T. Turbow dated November 1, 1997: Incorporated by reference to Exhibit 10.20 to the 1997 10-K.
*10.18	Executive Bonus Plan, commencing in fiscal year 1998: Incorporated by reference to Exhibit 10.23 to the 1997 10-K.
10.19	Ryan’s Restaurant Group, Inc. and American Stock Transfer & Trust Company, as Rights Agent, Shareholder Rights Agreement dated as of February 18, 2005: Incorporated by reference to Exhibit 4.1 to the Registration Statement of the Company filed on Form 8-A/A on February 22, 2005 (Commission file no. 0-10943).
10.20	Credit Agreement dated as of December 20, 2004 among Ryan’s Restaurant Group, Inc. (the “Parent”) and Fire Mountain Restaurants, Inc. (together with the Parent, the “Borrowers”), the domestic subsidiaries of the Parent, as Guarantors, Bank of America, N.A., as Administrative Agent, and certain other banks signatory thereto: Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 22, 2004 (Commission file no. 0-10943).
10.20.1	First Amendment dated as of November 7, 2005 to the Credit Agreement referred to at Exhibit 10.20: Incorporated by reference to Exhibit 10.22.1 to the Quarterly Report on Form 10-Q for the period ended September 28, 2005 (Commission file no. 0-10943)(the “September 2005 10-Q”).
10.21	Note Purchase Agreement between Ryan’s Family Steak Houses, Inc. and various lenders for $75,000,000 of 9.02% Senior Notes due January 28, 2008: Incorporated by reference to Exhibit 10.25 to the 1999 10-K.
10.21.1	First Amendment dated as of July 25, 2003 to the Note Purchase Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended July 2, 2003 (Commission file no. 0-10943) (the “July 2003 10-Q”).
10.21.2	Second Amendment dated as of December 20, 2004 to the Note Purchase Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.23.2 to the 2004 10-K.
10.21.3	Third Amendment dated as of November 7, 2005 to the Note Purchase Agreement referred to at Exhibit 10.21: Incorporated by reference to Exhibit 10.23.3 of the September 2005 10-Q.
10.22	Note Purchase Agreement between Ryan’s Family Steak Houses, Inc. and various lenders for $100,000,000 of 4.65% Senior Notes due July 25, 2013: Incorporated by reference to Exhibit 10.3 to the July 2003 10-Q.

Exhibit #	Description

10.22.1	First Amendment dated as of December 20, 2004 to the Note Purchase Agreement referred to at Exhibit 10.22: Incorporated by reference to Exhibit 10.24.1 to the 2004 10-K.
10.22.2	Second Amendment dated as of November 7, 2005 to the Note Purchase Agreement referred to at Exhibit 10.22: Incorporated by reference to Exhibit 10.24.2 of the September 2005 10-Q.
*10.23	Form of Split-Dollar Life Insurance Agreement by and between the Company and each of Messrs. Way, McCranie, Grant and Hart and Ms. Gleitz and Ms. Turbow: Incorporated by reference to Exhibit 10.26 to the 1999 10-K.
*10.24	Deferred Compensation Plan, effective as of August 1, 1999: Incorporated by reference to Exhibit 10.27 to the 1999 10-K.
*10.25	Form of Employment, Noncompetition and Severance Agreement by and between the Company and each of Messrs. Way, McCranie, Grant, Graham, and Hart and Ms. Gleitz and Ms. Turbow: Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the period ended January 3, 2001 (Commission file no. 0-10943).
21.1†	Subsidiaries of the Company.
23.1†	Consent of Independent Registered Public Accounting Firm.
31.1†	Section 302 Certification of Chief Executive Officer
31.2†	Section 302 Certification of Chief Financial Officer
32.1†	Section 906 Certification of Chief Executive Officer
32.2†	Section 906 Certification of Chief Financial Officer

*	This is a management contract or compensatory plan or arrangement.

†	Filed with this Form 10-K.
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

Fred T. Grant, Jr.
Senior Vice President — Finance, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
March 13, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles D. Way Charles D. Way	Chairman and Chief Executive Officer	March 13, 2006

/s/ G. Edwin McCranie G. Edwin McCranie	Director, President and Chief Operating Officer	March 13, 2006

/s/ Barry L. Edwards Barry L. Edwards	Director	March 13, 2006

/s/ Brian S. MacKenzie Brian S. MacKenzie	Director	March 13, 2006

/s/ Harold K. Roberts, Jr. Harold K. Roberts, Jr.	Director	March 13, 2006

/s/ James M. Shoemaker, Jr. James M. Shoemaker, Jr.	Director	March 13, 2006

/s/ Vivian A. Wong Vivian A. Wong	Director	March 13, 2006

/s/ Fred T. Grant, Jr. Fred T. Grant, Jr.	Senior Vice President — Finance, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 13, 2006