Form 10-Q
period 2006-03-29
RYANS RESTAURANT GROUP INC
filed 2006-05-12
CIK 355622

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended March 29, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange act. Large accelerated filer ______ Accelerated filer X Non-accelerated filer ______

Indicate  by check mark whether the registrant  is  a  shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes                                     No    X

At March 29, 2006, there were 42,182,000 shares outstanding of the registrant's common stock, par value $1.00 per share.


                  RYAN'S RESTAURANT GROUP, INC.

                       TABLE OF CONTENTS           PAGE NO.


PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements:

       Consolidated Statements of Earnings (Unaudited) -
       Quarters Ended March 29, 2006 and March 30, 2005    3

       Consolidated Balance Sheets -
       March 29, 2006 (Unaudited) and December 28, 2005    4

       Consolidated Statements of Cash Flows (Unaudited) -
       Three Months Ended March 29, 2006
       and March 30, 2005                                  5

       Consolidated Statement of Shareholders' Equity
       (Unaudited) -
       Three Months Ended March 29, 2006                   6

       Notes to Consolidated Financial Statements
       (Unaudited)                                    7 - 10

Item 2.Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                     11 - 15

Item 3.Quantitative and Qualitative Disclosures About
       Market Risk                                        15

Item 4.Controls and Procedures                            15

Forward-Looking Information                               16


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                 17

Item 4. Submission of Matters to a Vote of
        Security Holders                                  17

Item 6. Exhibits                                          18

SIGNATURES                                                19


                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                  RYAN'S RESTAURANT GROUP, INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                         Quarter Ended
                                    March 29,      March 30,
                                       2006           2005
Restaurant sales                     $213,717        209,639

Cost of sales:
 Food and beverage                     73,512         72,613
 Payroll and benefits                  68,166         67,991
 Depreciation                           8,458          8,285
 Impairment charges                       244            167
 Other restaurant expenses             33,474         31,521
   Total cost of sales                183,854        180,577

General and administrative expenses    11,465         10,470
Interest expense                        2,399          2,360
Revenues from franchised restaurants     -             (174)
Other income, net                       (829)        (1,200)
Earnings before income taxes           16,828         17,606
Income taxes                            6,032          5,793

   Net earnings                      $ 10,796         11,813

Net earnings per common share:
 Basic                               $    .26            .28
 Diluted                                  .25            .28

Weighted-average shares:
 Basic                                 42,153         41,938
 Diluted                               42,576         42,634


See accompanying notes to consolidated financial statements.

                  RYAN'S RESTAURANT GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                    March 29,     December 28,
                                       2006           2005
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 33,770          5,120
 Receivables                            5,198          5,007
 Inventories                            5,856          5,176
 Prepaid expenses                       1,042            985
 Deferred income taxes                  7,951          7,417
   Total current assets                53,817         23,705
Property and equipment:
 Land and improvements                169,247        170,424
 Buildings                            510,610        513,932
 Equipment                            284,733        287,581
 Construction in progress              15,130         23,405
                                      979,720        995,342
 Less accumulated depreciation        318,747        323,012
   Net property and equipment         660,973        672,330
Other assets                           11,102         10,793
  Total assets                       $725,892        706,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       7,834          6,468
 Current portion of long-term debt     18,750         18,750
 Income taxes payable                   8,493          4,118
 Accrued liabilities                   49,469         46,691
   Total current liabilities           84,546         76,027
Long-term debt                        153,050        154,500
Deferred income taxes                  46,936         46,768
Other long-term liabilities             5,878          5,899
   Total liabilities                  290,410        283,194

Shareholders' equity:
 Common stock of $1.00 par value;
   authorized 100,000,000 shares;
   issued 42,182,000 in 2006 and
   42,122,000 shares in 2005           42,182         42,122
 Additional paid-in capital             6,286          5,294
 Retained earnings                    387,014        376,218
   Total shareholders' equity         435,482        423,634
Commitments and contingencies
   Total  liabilities  and
     shareholders' equity            $725,892        706,828


See accompanying notes to consolidated financial statements.

                  RYAN'S RESTAURANT GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                       Three Months Ended
                                    March 29,      March 30,
                                       2006           2005
Cash flows from operating activities:
 Net earnings                        $ 10,796         11,813
 Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
   Depreciation and amortization        8,929          8,763
   Impairment charges                     244            167
   Gain on sale of property and
     equipment                         (1,253)          (629)
   Tax benefit from exercise of
     stock options                        -              216
   Stock option compensation              516             -
   Deferred income taxes                 (366)           196
   Decrease (increase) in:
     Receivables                         (191)           595
     Inventories                         (680)        (1,165)
     Prepaid expenses                     (57)            79
    Other assets                         (363)          (237)
   Increase (decrease) in:
     Accounts payable                   1,366          3,474
     Income taxes payable               4,375          5,079
     Accrued liabilities                2,778            738
     Other long-term liabilities          (21)           268

Net cash provided by operating
  activities                           26,073         29,357

Cash flows from investing activities:
  Proceeds from sale of property and
    equipment                           8,884          1,955
 Capital expenditures                  (5,393)       (22,177)

Net cash provided by (used in)
  investing activities                  3,491        (20,222)

Cash flows from financing activities:
  Net borrowings from revolving credit
    facility                           17,300         24,500
 Repayment of senior notes            (18,750)       (18,750)
 Proceeds from stock options
    exercised                             439            783
 Tax benefit from exercise of stock
    options                                97             -
 Purchase of common stock                  -             (23)

Net cash provided by (used in)
  financing activities                   (914)         6,510

Net increase in cash and cash
  equivalents                          28,650         15,645

Cash and cash equivalents -
  beginning of period                   5,120          7,354

Cash and cash equivalents -
  end of period                      $ 33,770         22,999

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount capitalized $  3,793          4,226
 Income taxes                           1,926            302


See accompanying notes to consolidated financial statements.

                  RYAN'S RESTAURANT GROUP, INC.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)

                Three Months ended March 29, 2006

                       $1 Par Value  Additional
                             Common  Paid-In Retained
                              Stock  Capital Earnings Total

Balances at December 28, 2005 $42,122 5,294 376,218 423,634

  Net earnings                   -      -    10,796  10,796
  Issuance of common stock
   under stock option plans        60   379    -        439
  Tax benefit from exercise of
   non-qualified stock options   -       97    -         97
  Stock option compensation      -      516    -        516

Balances at March 29, 2006    $42,182 6,286 387,014 435,482


See accompanying notes to consolidated financial statements.


                  RYAN'S RESTAURANT GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 29, 2006
                           (Unaudited)

Note 1.  Description of Business

Ryan's Restaurant Group, Inc. (the "Company") operates a restaurant chain consisting of 337 Company-owned restaurants located principally in the southern and midwestern United States. The restaurants operate under the Ryan's or Fire
Mountain brand names, but are viewed as a single business unit for management and reporting purposes. A Fire Mountain restaurant offers a selection of foods similar to a Ryan's restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. Through June 2005, an unrelated third-party operated Ryan's brand restaurants under a franchise relationship that was terminated by mutual agreement on June 30, 2005. Final franchise royalties were received by the Company in July 2005. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include the financial statements of Ryan's Restaurant Group, Inc. and its  wholly-
owned   subsidiaries.    All   intercompany   balances   and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three months ended March 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 2005.

Note 3. Stock Options

In 2002, the Company's shareholders approved a stock option
plan  ("Plan")  pursuant to which the  Company's  Board  of
Directors  may  grant options to officers  and  other  team
members.  The Plan authorized grants of options to purchase
up  to  3,600,000 shares of authorized but unissued  common
stock.  Under the terms of the Plan, which expires in 2012,
a  committee of non-employee directors has the authority to
determine  the  eligibility, tax treatment,  term,  vesting
period and exercise price.  The Plan provides for a maximum
ten-year  life  for  900,000 of the  option  shares  and  a
maximum seven-year life for the remaining 2,700,000  option
shares.  Officer grants have vesting periods that generally
do  not  exceed six months.  Options granted to other  team
members  typically  vest  pro-rata  over  four  years.   In
addition,  the Plan states that the exercise  price  of  an
option cannot be less than the fair market value, based  on
the closing market price, of the Company's common stock  on
the  grant date.  The Plan also provides for option  grants
to  non-employee Board members at a fixed amount  of  5,000
shares per director granted annually on October 31 with an exercise price equal to that day's closing market price.
Options granted to Board members have vesting periods that generally do not exceed six months. At March 29, 2006, there were 2,621,000 shares available for grant under the Plan and another 196,000 shares available for grant under a predecessor plan. Options granted under the predecessor plan have terms generally similar to the current Plan, except that all options under the predecessor plan have a maximum ten-year life.

Effective  December 29, 2005, the Company adopted Statement
of Financial Accounting Standards ("SFAS") No. 123 (Revised
2004),  "Share-Based  Payment"  ("SFAS  123R"),  using  the
modified  prospective transition method,  and  consequently
did  not  retroactively adjust results from prior  periods.
Under this transition method, stock option compensation  is
recognized  as  an  expense  over  the  remaining  unvested
portion  of  all  stock  option  awards  granted  prior  to
December  29,  2005, based on the fair values estimated  at
grant  date  in accordance with the original provisions  of
SFAS  No.  123.   The Company has applied the Black-Scholes
valuation model in determining the fair value of the stock option awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.
Prior to 2006, stock option compensation was included as a pro forma disclosure, as permitted by SFAS No. 123.

As  a  result  of  adopting SFAS 123R, the  impact  to  the
Consolidated  Statement of Earnings for the  quarter  ended
March 29, 2006 was to decrease earnings before income taxes
and  net  earnings by $516,000 and $331,000,  respectively,
and  diluted  earnings per share by $0.01.  Basic  earnings
per  share for the quarter were not impacted.  In addition,
prior  to  the adoption of SFAS 123R, the Company presented
the  tax  benefit from the exercise of stock options  as  a
cash   flow  provided  by  operating  activities   in   the
Consolidated Statements of Cash Flows. Upon the adoption of SFAS 123R in 2006, this tax benefit is classified as a cash flow provided by financing activities.

The pro forma table below reflects net earnings and basic and diluted earnings per share for the first quarter of 2005, had the Company applied the fair value recognition provisions of SFAS No. 123:

                                         Three Months Ended
(In thousands, except earnings per share)    March 30, 2005
  Net earnings, as reported                    $11,813
  Less total stock-based compensation expense
    determined under fair value based method,
    net of related tax effects                    (471)
  Pro forma net earnings                       $11,342
  Earnings per share
    Basic:
     As reported                                 $ .28
     Pro forma                                     .27
    Diluted:
     As reported                                   .28
     Pro forma                                     .27

Pro forma disclosure for the three months ended March 29, 2006 is not presented because the amounts are recognized in the accompanying consolidated financial statements.

The  weighted-average  fair value at  the  grant  date  for
options  issued during the first quarter of 2005 was  $3.61
per  share.   This fair value was estimated at  grant  date
using the following weighted-average assumptions: (a) no dividend yield; (b) expected stock price volatility of .24;
(c) a risk-free interest rate of 3.5%; and (d) an expected option term of 4.2 years. Option grants during the first quarter of 2006 were insignificant.

The  expected  stock  price  volatility  is  based  on  the
historical  volatility of the Company's stock over  the  36
months  prior to the grant date.  The expected option  term
represents the period of time that options are expected  to
be  outstanding  after  their grant  date.   The  risk-free
interest rate reflects the interest rate at grant date on zero-coupon U.S. government bonds having a remaining life equal to the expected option term.

Stock  option  activity during the three months ended
March 29, 2006 was as follows:

                   Shares    Weighted   Weighted  Aggregate
                     (in     Average    Average   Intrinsic
                  thousands) Exercise   Remaining Value (in
                             Price      Contract- thousands
                                        ual Term
                                        (in years)
Outstanding at
  12/28/05           3,215   $10.51
Granted                  3    13.23
Exercised              (60)    7.46
Forfeited              (54)    8.47
Outstanding at       3,104    10.55       5.5        $10,752
  3/29/06
Exercisable at       2,392    10.25       5.0          9,016
  3/29/06

The aggregate intrinsic value in the table above represents
the  total  pretax intrinsic value (the difference  between
the  closing stock price on March 29, 2006 and the exercise
price,  multiplied  by the number of in-the-money  options)
that  would  have been received by option holders  had  all
option  holders exercised their options on March 29,  2006.
This  amount  will  change  as  the  stock's  market  price
changes.   The  total intrinsic value of options  exercised
during the three months ended March 29, 2006 and March  30,
2005 were $326,000 and $593,000, respectively.  As of March
29,   2006,  total  unrecognized  stock-based  compensation
expense  related  to  nonvested stock options  amounted  to
approximately  $1.2  million,  which  is  expected  to   be
recognized  over a weighted-average period of approximately
2.0 years.

Note 4.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes potential common stock that arises from the hypothetical exercise of outstanding stock options using the treasury stock method. In order to prevent antidilution, outstanding stock options to purchase 863,000 and 41,000 shares of common stock at March 29, 2006 and March 30, 2005, respectively, were not included in the computation of diluted EPS.

Note 5.  Legal Contingencies

In  November 2002, a lawsuit was filed in the United States
District  Court,  Middle District of  Tennessee,  Nashville
Division,  on  behalf of three plaintiffs alleging  various
wage  and hour violations by the Company of the Fair  Labor
Standards  Act  of 1938.  The plaintiffs' attorneys  sought
collective-action status for the case.   In  October  2003,
the presiding judge denied the Company's request to enforce
the  arbitration  agreements signed by the  plaintiffs  and
also  ordered  the  Company to turn over  certain  employee
addresses  to  the  plaintiffs'  attorneys.   The   Company
appealed that decision.  As part of the appeal process, the
presiding  judge  stayed the order regarding  the  employee
addresses.   In  March  2005, the Sixth  Circuit  Court  of
Appeals affirmed the ruling that denied enforcement of  the
arbitration  issue, and in June 2005, the  presiding  judge
ordered  that  notices be sent to potential class  members,
thereby approving collective-action status for the lawsuit.
In  July  2005,  the  Company began negotiations  with  the
plaintiffs'  attorney towards a settlement, and,  in  April
2006,  the  presiding judge issued an order  approving  the
terms  of  a settlement.  The settlement agreement provides
for  an  aggregate payment ranging from $2  million  to  $9
million  to  those current and former restaurant  employees
who  worked  with  the Company during  the  period  between
November  12,  1999 and August 2, 2005 and  file  a  timely
claim  form.   Depending  on  the  number  of  claim  forms
received,  the  Company believes that the total  settlement
cost,  including attorneys' fees and administrative  costs,
will  range  from $6 million to $14 million.   The  Company
charged  $6 million to general and administrative  expenses
in  2005  as  the  estimated minimum  settlement  for  this
litigation.   It is not possible to predict the  number  of
claim forms that will be received, and, accordingly, the ultimate settlement amount cannot be estimated at this time.

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

Note 6.  Reclassifications

Certain prior year amounts in the accompanying consolidated
financial  statements have been reclassified to conform  to
the  2006  presentation.  These reclassifications  did  not
affect   either   the   prior  year's   net   earnings   or
shareholders' equity.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended March 29, 2006 versus March 30, 2005

Restaurant sales during the first quarter of 2006 increased by 2.0% compared to the first quarter of 2005. The average number of restaurants in operation decreased by 0.9% in the first quarter of 2006 compared to the same quarter of 2005. The Company owned and operated 337 restaurants (265 Ryan's brand and 72 Fire Mountain brand) at March 29, 2006 and 344 restaurants (290 Ryan's brand and 54 Fire Mountain brand) at March 30, 2005. In comparison to the first quarter of 2005, average weekly sales for all stores, including newly opened restaurants, increased by 3.4% in 2006, and same-store sales increased by 1.7% in 2006. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores (see "Liquidity and Capital Resources") are included in the same-store sales calculation, provided that the underlying stores were operating for at least 18 months. Same-store sales and related factors for the first quarters of 2006 and 2005, as compared to their comparable prior years' quarters, were as follows:

     Same-store                       2006     2005
     Sales                             1.7%   (3.1%)
     Customer count                   (1.7%)  (5.8%)
     Menu factor (principally pricing) 3.4%    2.7%

Management believes that the Company's sales results increased principally as a result of its weekend breakfast buffet program. Breakfast sales added 2.8% to the first quarter's same-store sales increase of 1.7%. This program offers customers a buffet-style breakfast on Saturdays and Sundays and features cooked-to-order eggs and omelets, pancakes, waffles, hash browns, sausage, bacon, ham, pastries, cold cereal, juices and fresh fruit. Breakfast was added at 40 restaurants during the first quarter of 2006 resulting in 197 breakfast locations at the end of the quarter. The Company plans to serve breakfast at all of its restaurants by the end of 2006.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, impairment, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 86.0% during the first quarter of 2006 compared to 86.1% during the first quarter of 2005. Food and beverage costs amounted to 34.4% of sales in 2006 and 34.6% of sales in 2005. In 2006, these costs decreased as a percentage of sales due to lower soybean-oil, pork and fresh chicken costs, partially offset by higher sirloin costs. Payroll and benefits decreased to 31.9% of sales in 2006 from 32.4% of sales in 2005 due principally to better store-level controls over hourly labor. All other restaurant costs, including depreciation, increased to 19.7% of sales in 2006 from 19.1% of sales in 2005. This increase in other restaurant costs resulted principally from higher electricity and natural gas costs, which increased by a combined 0.9% of sales, partially offset by gains realized from the sale of impaired restaurant properties. Based on these factors, the Company's margins at the restaurant level increased to 14.0% of sales in 2006 from 13.9% of sales in 2005.

General and administrative expenses increased to 5.4% of sales in 2006 from 5.0% of sales in 2005 resulting principally from $429,000 of stock option compensation related to the implementation of SFAS 123R and from higher restaurant training costs.

Interest expense for the first quarters of 2006 and 2005 was unchanged at 1.1% of sales. The average effective interest rate for both quarters was 6.0%. The Company made a scheduled $18.8 million annual installment payment on the Company's 9.02% senior notes in January 2006. Borrowings under the floating-rate revolving credit facility, which accrued interest at a 5.9% average rate during the quarter, were used as the source of funds for this payment.

Revenues from franchised restaurants decreased by $174,000 from the first quarter of 2005 to the first quarter of 2006 as the Company's sole franchisee, EACO Corporation ("EACO"; formerly Family Steak Houses of Florida, Inc.), converted its Ryan's brand restaurants to non-affiliated brands in accordance with the December 2003 amendment to the franchise agreement. Per the amendment, the franchise relationship between the Company and EACO terminated on June 30, 2005, and final collection of franchise revenues was completed during the third quarter of 2005.

The  effective income tax rate increased to 35.8%  for  the
first  quarter  of  2006 compared to 32.9%  for  the  first
quarter  of  2005  due primarily from higher  state  income
taxes  and  the expiration of the federal Work  Opportunity
Tax   Credit.    Although  Congress   is   discussing   the
retroactive reinstatement of this tax credit, the Company cannot recognize any benefit in 2006 until the program is re-enacted.

Net earnings for the first quarter amounted to $10.8 million in the 2006 period compared to $11.8 million in the 2005 period. Weighted-average shares (diluted) were 42.6 million for both 2006 and 2005. Accordingly, earnings per share (diluted) amounted to 25 cents for the first quarter of 2006 compared to 28 cents for the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is from its restaurants sales, which are primarily derived from cash, checks or credit / debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding section, capital expenditures and, in prior years, stock repurchases.

A comparison of the Company's sources and uses of funds for the three-month periods ended March 29, 2006 and March 30, 2005 follow (in thousands):

                                    2006    2005     Change
  Net cash provided by operating
    activities                    $26,073  29,357    (3,284)
  Net cash provided by (used in)
    investing activities            3,491 (20,222)   23,713
  Net cash provided by (used in)
    financing activities             (914)  6,510    (7,424)
  Net increase in cash and cash
    equivalents                   $28,650  15,645    13,005

Net cash provided by operating activities decreased by $3.3 million during the first three months of 2006 mainly as a result of lower net earnings combined with a smaller increase in accounts payable for 2006. During 2005, the Company initiated a plan to significantly reduce new store growth in 2006 and 2007 in order to concentrate efforts on existing stores and increase same-store sales. The plan also suspended share repurchases during 2006 and 2007 and envisioned using the resulting excess cash to reduce the amount of outstanding debt. Following the plan, capital expenditures decreased, certain underperforming stores were closed and eight locations that closed during 2005 and 2006 were sold during the first quarter of 2006. Sales proceeds exceeded capital expenditures for the quarter, and, accordingly, net cash provided by investing activities increased by $23.7 million. Since the Company generated excess cash during the first quarter of 2006, borrowings from the Company's revolving credit facility were reduced, resulting in net cash provided by financing activities decreasing by $7.4 million. Overall cash increased by $28.7 million during the first quarter of 2006, and, in accordance with the terms of the revolving credit facility, the Company repaid $25.3 million of outstanding debt on the facility during the Company's April 2006 fiscal accounting period.

At March 29, 2006, the Company's working capital deficit amounted to $30.7 million compared to a $52.3 million deficit at December 28, 2005. This decrease in deficit results principally from the aforementioned increase in the Company's cash balances. Management does not anticipate any adverse effects from the current working capital deficit due to the significant and steady level of cash flow provided by operations.

At March 29, 2006, the Company's outstanding debt consisted of $37.5 million of 9.02% senior notes, $100.0 million of 4.65% senior notes and a $125.0 million revolving credit facility of which $34.3 million was outstanding at that date. After allowances for letters of credit and other items, there were approximately $78 million in funds available under the revolving credit facility. The Company's ability to draw on these funds is limited by the financial covenants in the agreements governing both the senior notes and the revolving credit facility. At March 29, 2006, the Company was in compliance with all covenants under the loan agreements. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2006.

Total  capital  expenditures for the three  months  of  2006 amounted to $5.4 million. The Company opened two new restaurants and re-opened two other restaurants, which were both in the New Orleans metro area and closed as a result of Hurricane Katrina in August 2005. All new restaurants opened with the display cooking/lodge-look format. This format involves a glass-enclosed grill and cooking area that extends into the dining room and the use of stone and wood inside and outside the building in order to present an atmosphere reminiscent of a mountain lodge. The new restaurants will generally operate under the Fire Mountain brand name in order to differentiate them from the older Ryan's and other restaurants that operate with a more traditional family steakhouse format. For the remainder of 2006, the Company plans to build and open two new restaurants. The Company is also testing a remodeling program which adds display cooking and other interior and exterior modifications to existing Ryan's restaurants with an estimated cost ranging from $100,000 to $350,000 depending on the layout and age of the restaurant. A remodeled restaurant may operate as either a Fire Mountain or a Ryan's based on management's assessment of the particular market. During the first three months of 2006, two restaurants were remodeled and subsequently continued to operate as a Ryan's. Management plans to remodel another five locations during the second quarter of 2006 as it continues to evaluate the program. Total 2006 capital expenditures are estimated at approximately $30 million.

As part of the Company's routine business process, management reviews the Company's underperforming restaurants and evaluates the potential for improvement of each restaurant based on current and future traffic in each respective retail area. In general, restaurants located in satisfactory areas are remodeled, and restaurants located in declining areas are generally either relocated or closed. During the first quarter of 2006, the Company closed four restaurants, all of which are either sold or currently held for sale.

The Company began a stock repurchase program in March 1996, and, through March 29, 2006, approximately 44.4 million shares, or 55% of total shares available at the beginning of the program, had been purchased at an aggregate cost of $334.7 million. In July 2005, the Company's Board of
Directors suspended the share repurchase program and currently plans to continue the suspension through 2007 in order to conserve cash principally for debt repayment purposes. The Board has the authority to reinstate the program at any time. When reinstated, repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable securities regulations, depending on market conditions, share price and other factors, and are subject to limitations under the Company's debt agreements.

Management believes that its current capital structure is sufficient to meet its projected 2006 and 2007 cash requirements. The Company has entered into interest rate hedging transactions in the past, and although no such agreements are currently outstanding, management intends to continue monitoring the interest rate environment and may enter into such transactions in the future if deemed advantageous.

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

Impairment of Long-Lived Assets Long-lived assets, which consist principally of restaurant properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews restaurants for possible impairment if the restaurant has had aggregate cash flows of $50,000 or less over the previous 12 months, if a decision has been made to close and sell the restaurant or if it has been selected for relocation and the new site is under construction. For restaurants that will continue to be operated, the restaurant's carrying amount is compared to the undiscounted future cash flows, including proceeds from future disposal, over the remaining useful life of the restaurant. The estimate of future cash flows is based on management's review of historical and current sales and cost trends of both the subject and similar restaurants. The estimate of proceeds from future disposal is based on management's knowledge of current and planned development near the restaurant site and on current market transactions. Each of these estimates is based on assumptions, particularly with respect to future sales and costs, that may differ materially from actual results. If the carrying amount exceeds the sum of the undiscounted future cash flows, the carrying amount is reduced to the restaurant's current fair value. If the decision has been made to close and sell a restaurant, the carrying value of that restaurant is reduced through accelerated depreciation to its current fair value less costs to sell and is no longer depreciated once it is closed.

Self-Insurance Liabilities The Company self-insures a significant portion of expected losses from its workers' compensation, general liability and team member medical programs. The aggregate amounts of these liabilities were $14,773,000 at March 28, 2006 and $14,441,000 at December
28, 2005. For workers' compensation and general liability claims, the portion of any individual claim that exceeds $250,000 is covered by insurance purchased by the Company. Accrued liabilities are recorded for the estimated, undiscounted future net payments, or ultimate costs, to settle both reported claims and claims that have been incurred but not reported. On a quarterly basis, management reviews claim values as estimated by a third-party claims administrator ("TPA") and then adjusts these values for estimated future increases in order to record ultimate costs. Both current and prior years' claims are reviewed because estimated claim values are frequently adjusted by the TPA as new information, such as updated medical reports or settlements, is received. Management reviews the relationship between historical claim estimates and payment history, overall number of accidents and historical claims experience in order to make an ultimate cost estimate. For team member medical claims, the portion of any individual claim that exceeds $300,000 is covered by insurance purchased by the Company. Accruals are based on management's review of historical claims experience. Unexpected changes in any of these factors could result in costs that are materially different than initially reported.

Income Taxes The Company estimates certain components of the provision for income taxes on a quarterly basis. These estimates include, among other items, depreciation expense allowable for tax purposes, allowable federal tax credits for items such as Work Opportunity, Welfare to Work, Renewal Community and FICA taxes paid on reported employee tip income, effective rates for state and local income taxes, and the tax deductibility of certain other items.
These estimates are based on the best available information at the time the tax provision is prepared. Other than the expiration of the Work Opportunity Tax Credit, there were no significant changes to these estimates during the first quarter of 2006.

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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt
under   the   Company's  revolving  credit   facility   (see
"Liquidity and Capital Resources"). At March 29, 2006, there was $34.3 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent increase in interest rates throughout the quarter ended March 29, 2006 would have increased interest expense by approximately $67,000 and decreased net earnings by approximately $43,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the three months ended March 29, 2006. The Company does not enter into financial instrument agreements for trading or speculative purposes.


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

During  the first quarter of 2006, the Company did not  make
any   changes  in  its  internal  controls  over   financial
reporting that have materially affected, or are reasonably likely to materially affect, those controls.


                   FORWARD-LOOKING INFORMATION

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere that are forward-looking involve risks and uncertainties that may impact the Company's actual results of operations. All statements other than statements of historical fact that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as Company plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words "estimates", "plans", "anticipates", "expects", "intends", "believes" and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects the Company's best judgment based on current information, but there can be no assurance that such forward-looking information will actually occur. While it is not possible to identify all relevant factors, the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 28, 2005 could cause actual results to differ materially from expectations.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

       In  November 2002, a lawsuit was filed in the United
       States District Court, Middle District of Tennessee,
       Nashville  Division, on behalf of  three  plaintiffs
       alleging  various  wage and hour violations  by  the
       Company  of  the Fair Labor Standards Act  of  1938.
       The  plaintiffs'  attorneys sought collective-action
       status for the case.  In October 2003, the presiding
       judge  denied the Company's request to  enforce  the
       arbitration agreements signed by the plaintiffs  and
       also  ordered  the  Company  to  turn  over  certain
       employee  addresses  to  the plaintiffs'  attorneys.
       The  Company appealed that decision.  As part of the
       appeal process, the presiding judge stayed the order
       regarding  the employee addresses.  In  March  2005,
       the  Sixth  Circuit  Court of Appeals  affirmed  the
       ruling  that  denied enforcement of the  arbitration
       issue, and in June 2005, the presiding judge ordered
       that  notices  be sent to potential  class  members,
       thereby  approving collective-action status for  the
       lawsuit.    In   July   2005,  the   Company   began
       negotiations with the plaintiffs' attorney towards a
       settlement, and, in April 2006, the presiding  judge
       issued an order approving the terms of a settlement.
       The  settlement agreement provides for an  aggregate
       payment  ranging from $2 million to  $9  million  to
       those  current  and former restaurant employees  who
       worked  with  the Company during the period  between
       November  12,  1999 and August 2, 2005  and  file  a
       timely claim form.  Depending on the number of claim
       forms  received, the Company believes that the total
       settlement  cost,  including  attorneys'  fees   and
       administrative costs, will range from $6 million  to
       $14  million.   The Company charged  $6  million  to
       general and administrative expenses in 2005 as the estimated minimum settlement for this litigation.
       It is not possible to predict the number of claim forms that will be received, and, accordingly, the ultimate settlement amount cannot be estimated at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders.

       The following table summarizes the results of the shareholder votes cast at the Annual Meeting of Shareholders held on April 10, 2006 (all votes are in thousands):

                                                     Broker-
                         For   Against Withheld Abstain Non-
                                                       votes
(a) Election of
     Directors:
    C. D. Way            39,413  n/a     642     n/a    n/a
    G. E. McCranie       39,416  n/a     638     n/a    n/a
    B. L. Edwards        39,591  n/a     464     n/a    n/a
    B. S. MacKenzie      36,469  n/a   3,585     n/a    n/a
    H. K. Roberts, Jr.   39,153  n/a     902     n/a    n/a
    J. M. Shoemaker, Jr. 25,424  n/a  14,630     n/a    n/a
    V. A. Wong           39,845  n/a     210     n/a    n/a

(b) Ratify the
    appointment of
    KPMG LLP for
    fiscal 2006          39,342  647     n/a      66    n/a

Item 6. Exhibits.


       Exhibits (numbered in accordance with Item 601 of
       Regulation S-K):
       Exhibit #   Description
        10.1       Joint Stipulation of Settlement, approved
                   by court order on April 19, 2006, between
                   Erric  Walker, Steve Ricketts, and Vickie
                   Atchley, on behalf of themselves and  all
                   others  similarly  situated,  and  Ryan's
                   Restaurant Group, Inc.

       *10.2       Form  of  Employment, Noncompetition  and
                   Severance Agreement by and between the Company and Messrs. Kirk, Sieradzki and
                   Tallon

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

Items 2, 3 and 5 are not applicable and have been omitted.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  RYAN'S RESTAURANT GROUP, INC.
                          (Registrant)



May 12, 2006             /s/Charles D. Way
                         Charles D. Way
                         Chairman and
                         Chief Executive Officer



May 12, 2006             /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer and Assistant Secretary
                         (Principal Financial and Accounting
                         Officer)



May 12, 2006             /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Vice President-Accounting and
                         Corporate Controller