Form 10-Q
period 2006-06-28
RYANS RESTAURANT GROUP INC
filed 2006-08-07
CIK 355622

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended June 28, 2006

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

----------------------------------------------------------

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

At June 28, 2006, there were 42,323,000 shares outstanding of the registrant's common stock, par value $1.00 per share.


                  RYAN'S RESTAURANT GROUP, INC.

                       TABLE OF CONTENTS           PAGE NO.

PART I ---  FINANCIAL INFORMATION

Item 1. Financial Statements:

       Consolidated Statements of Earnings
       (Unaudited) -
       Quarters Ended June 28, 2006 and June 29, 2005   3

       Consolidated Statements of Earnings
       (Unaudited)
       Six Months Ended June 28, 2006 and June 29, 2005 4

       Consolidated Balance Sheets -
       June 28, 2006 (Unaudited) and December 28, 2005  5

       Consolidated Statements of Cash Flows
       (Unaudited) -
       Six Months Ended June 28, 2006 and June 29, 2005 6

       Consolidated Statement of Shareholders' Equity
       (Unaudited) -
       Six Months Ended June 28, 2006                   7

       Notes to Consolidated Financial Statements
         (Unaudited)                                 8 - 12

Item 2.Management's Discussion and Analysis of
       Financial Condition and
       Results of Operations                        13 - 17

Item 3.Quantitative and Qualitative Disclosures
       About Market Risk                               18

Item 4.Controls and Procedures                         18

Forward-Looking Information                            18

PART II --  OTHER INFORMATION

Item 1. Legal Proceedings                              19

Item 1A. Risk Factors                               19 - 20

Item  6. Exhibits                                      20

SIGNATURES                                             21



                 PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements

                  RYAN'S RESTAURANT GROUP, INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                         Quarter Ended
                                     June 28,       June 29,
                                       2006           2005
Restaurant sales                     $208,871        215,510

Cost of sales:
 Food and beverage                     71,288         76,351
 Payroll and benefits                  66,965         69,930
 Depreciation                           8,349          8,401
 Impairment charges                       203          1,121
 Other restaurant expenses             31,474         32,913
   Total cost of sales                178,279        188,716

General and administrative expenses    20,304         15,761
Interest expense                        2,062          2,405
Revenues from franchised restaurants     -              (135)
Other income, net                      (1,565)          (562)
Earnings before income taxes            9,791          9,325
Income taxes                            2,928          3,065

   Net earnings                      $  6,863          6,260

Net earnings per common share:
 Basic                               $    .16            .15
 Diluted                                  .16            .15

Weighted-average shares:
 Basic                                 42,252         41,952
 Diluted                               42,639         42,569

See accompanying notes to consolidated financial statements.

                  RYAN'S RESTAURANT GROUP, INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

              (In thousands, except per share data)

                                        Six Months Ended
                                     June 28,       June 29,
                                       2006           2005
Restaurant sales                     $422,588        425,149

Cost of sales:
 Food and beverage                    144,800        148,964
 Payroll and benefits                 135,131        138,113
 Depreciation                          16,807         16,686
 Impairment charges                       447          1,288
 Other restaurant expenses             64,948         64,242
   Total cost of sales                362,133        369,293

General and administrative expenses    31,769         26,231
Interest expense                        4,461          4,765
Revenues from franchised restaurants      -             (309)
Other income, net                      (2,394)        (1,762)
Earnings before income taxes           26,619         26,931
Income taxes                            8,960          8,858

   Net earnings                      $ 17,659         18,073

Net earnings per common share:
 Basic                               $    .42            .43
 Diluted                                  .41            .42

Weighted-average shares:
 Basic                                 42,203         41,945
 Diluted                               42,608         42,602

See accompanying notes to consolidated financial statements.

                  RYAN'S RESTAURANT GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                     June 28,     December 28,
                                       2006           2005
ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents           $ 13,580          5,120
 Receivables                            7,761          5,007
 Inventories                            5,438          5,176
 Prepaid expenses                       1,520            985
 Deferred income taxes                 10,395          7,417
   Total current assets                38,694         23,705
Property and equipment:
 Land and improvements                168,945        170,424
 Buildings                            511,162        513,932
 Equipment                            283,032        287,581
 Construction in progress              17,319         23,405
                                      980,458        995,342
 Less accumulated depreciation        324,953        323,012
   Net property and equipment         655,505        672,330
Other assets                           10,927         10,793
  Total assets                       $705,126        706,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       6,346          6,468
 Current portion of long-term debt     18,750         18,750
 Income taxes payable                   9,577          4,118
 Accrued liabilities                   59,164         46,691
   Total current liabilities           93,837         76,027
Long-term debt                        120,750        154,500
Deferred income taxes                  39,221         46,768
Other long-term liabilities             7,206          5,899
   Total liabilities                  261,014        283,194
Shareholders' equity:
 Common stock of $1.00 par value;
   authorized 100,000,000 shares;
   issued 42,323,000 in 2006 and
   42,122,000 shares in 2005           42,323         42,122
 Additional paid-in capital             7,912          5,294
 Retained earnings                    393,877        376,218
   Total shareholders' equity         444,112        423,634
Commitments and contingencies
     Total liabilities and
       shareholders' equity          $705,126        706,828

See accompanying notes to consolidated financial statements.

                 RYAN'S RESTAURANT GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)

                                        Six Months Ended
                                     June 28,       June 29,
                                       2006           2005
Cash flows from operating activities:
 Net earnings                        $ 17,659         18,073
 Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
   Depreciation and amortization       17,752         17,962
   Impairment charges                     447          1,288
    Gain on sale of property
      and equipment                    (2,342)          (588)
    Tax benefit from exercise of
      stock options                      -               292
   Stock option compensation              800             -
   Deferred income taxes              (10,525)          (483)
   Decrease (increase) in:
     Receivables                       (2,754)             6
     Inventories                         (262)          (947)
     Prepaid expenses                    (535)          (387)
    Other assets                         (241)            12
   Increase (decrease) in:
     Accounts payable                    (122)         2,969
     Income taxes payable               5,459            561
     Accrued liabilities               12,473          9,891
     Other long-term liabilities        1,307            413
Net cash provided by operating
  activities                           39,116         49,062

Cash flows from investing activities:
  Proceeds from sale of property
    and equipment                      12,643          4,099
 Capital expenditures                 (11,568)       (40,779)
Net cash provided by (used in)
  investing  activities                 1,075        (36,680)

Cash flows from financing activities:
 Net borrowing from (repayment of)
  revolving credit facility           (15,000)        16,000
 Repayment of senior notes            (18,750)       (18,750)
 Proceeds from stock options
   exercised                            1,668          1,074
  Tax benefit from exercise of
    stock  options                        351           -
 Purchase of common stock                 -           (1,552)
Net cash used in financing
  activities                          (31,731)        (3,228)

Net increase in cash and cash
  equivalents                           8,460          9,154

Cash and cash equivalents
  - beginning of period                 5,120          7,354

Cash and cash equivalents
   - end  of  period                $  13,580         16,508

Supplemental disclosures
Cash paid during the period for:
 Interest, net of amount
    capitalized                      $  5,315          5,481
 Income taxes                           6,176          8,488

See accompanying notes to consolidated financial statements.

                  RYAN'S RESTAURANT GROUP, INC.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (Unaudited)

                         (In thousands)

                 Six Months ended June 28, 2006

                        $1 Par Value Additional
                             Common  Paid-In Retained
                              Stock  Capital Earnings   Total
Balances at December 28, 2005 $42,122  5,294  376,218 423,634

  Net earnings                   -      -      17,659  17,659
  Issuance of common stock
   under stock option plans       201  1,467     -      1,668
  Tax benefit from exercise
   of stock options              -       351     -        351
  Stock option compensation      -       800     -        800

Balances at June 28, 2006     $42,323  7,912  393,877 444,112

See accompanying notes to consolidated financial statements.


                  RYAN'S RESTAURANT GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 28, 2006
                           (Unaudited)

Note 1.  Description of Business

Ryan's Restaurant Group, Inc. (the "Company") operates a restaurant chain consisting of 334 Company-owned restaurants located principally in the southern and midwestern United States. The restaurants operate under the Ryan's or Fire
Mountain brand names, but are viewed as a single business unit for management and reporting purposes. A Fire Mountain restaurant offers a selection of foods similar to a Ryan's restaurant with display cooking and also features updated interior furnishings, an upscale food presentation and a lodge-look exterior. Through June 2005, an unrelated third-party operated Ryan's brand restaurants under a franchise relationship that was terminated by mutual agreement on June 30, 2005. Final franchise royalties were received by the Company in July 2005. The Company was organized in 1977, opened its first restaurant in 1978 and completed its initial public offering in 1982. The Company does not operate any international units.

Note 2.  Basis of Presentation

The  consolidated financial statements include the financial statements of Ryan's Restaurant Group, Inc. and its  wholly-
owned   subsidiaries.    All   intercompany   balances   and
transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the second quarter of 2006, the Company recorded an accrual of $1.4 million primarily related to the prior period impact of a post-retirement obligation for retiree medical benefits. The impact of this adjustment on the consolidated financial statements for prior periods presented is considered inconsequential. Consolidated operating results for the six months ended June 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 2005.

Note 3. Stock Options

In 2002, the Company's shareholders approved a stock option plan ("Plan") pursuant to which the Company's Board of Directors may grant options to officers and other team members. The Plan authorized grants of options to purchase up to 3,600,000 shares of authorized but unissued common stock. Under the terms of the Plan, which expires in 2012, a committee of non-employee directors has the authority to determine the eligibility, tax treatment, term, vesting period and grant date. The Plan provides for a maximum ten-year life for 900,000 of the option shares and a maximum seven-year life for the remaining 2,700,000 option shares. Officer grants have vesting periods that generally do not exceed six months. Options granted to other team members typically vest pro-rata over four years. In addition, the Plan states that the exercise price of an option cannot be less than the fair market value, based on the closing market price, of the Company's common stock on the grant
date.   The  Plan also provides for option grants  to  non-
employee Board members at a fixed amount of 5,000 shares per director granted annually on October 31 with an exercise price equal to that day's closing market price. Options granted to Board members have vesting periods that generally do not exceed six months. At June 28, 2006, there were 2,666,000 shares available for grant under the Plan and another 223,000 shares available for grant under a predecessor plan. Options granted under the predecessor plan have terms generally similar to the current Plan, except that all options under the predecessor plan have a maximum ten-year life.

Effective  December 29, 2005, the Company adopted Statement
of Financial Accounting Standards ("SFAS") No. 123 (Revised
2004),  "Share-Based  Payment"  ("SFAS  123R"),  using  the
modified  prospective transition method,  and  consequently
did  not  retroactively adjust results from prior  periods.
Under this transition method, stock option compensation  is
recognized  as  an  expense  over  the  remaining  unvested
portion  of  all  stock  option  awards  granted  prior  to
December  29,  2005, based on the fair values estimated  at
grant  date  in accordance with the original provisions  of
SFAS  No.  123.   The Company has applied the Black-Scholes
valuation model in determining the fair value of the stock option awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.
Prior to 2006, stock option compensation was included as a pro forma disclosure only, as permitted by SFAS No. 123.

The following table details the additional compensation expense resulting from the adoption of SFAS 123R in 2006:

                           Quarter Ended   Six Months Ended
  (In thousands)           June 28, 2006    June 28, 2006
  Compensation expense
    charged to:
    Payroll and benefits      $  87               174
    General and administrative
      expenses                  197               626
  Compensation expense before
      income taxes              284               800
  Income tax benefit             88               221
  Compensation expense, net of
    income  taxes             $ 196               579

In  addition,  prior  to the adoption  of  SFAS  123R,  the
Company  presented  the tax benefit from  the  exercise  of
stock  options as a cash flow from operating activities  in
the  Consolidated  Statements  of  Cash  Flows.   Upon  the
adoption of SFAS 123R in 2006, this tax benefit is classified as a cash flow from financing activities.

The pro forma table below reflects net earnings and basic and diluted earnings per share for the second quarter and first six months of 2005, had the Company applied the fair value recognition provisions of SFAS No. 123:


                           Quarter Ended    Six Months Ended
   (In thousands,
    except earnings
    per share)              June 29, 2005     June 29, 2005
  Net earnings, as reported        $6,260        18,073
  Less total stock-based
    compensation expense
    determined under fair
    value based method,
    net of related tax effects       (408)         (879)
  Pro forma net earnings           $5,852        17,194
  Earnings per share
   Basic:
     As reported                    $ .15           .43
     Pro forma                        .14           .41
   Diluted:
     As reported                      .15           .42
     Pro forma                        .14           .40

Pro  forma disclosure for the quarter and six months  ended
June 28, 2006 is not included above because the amounts are
recognized  in  the  accompanying  consolidated   financial
statements.

The  weighted-average  fair value at  the  grant  date  for
options issued during the six months of 2005 was $3.61  per
share.   This fair value was estimated at grant date  using
the following weighted-average assumptions: (a) no dividend yield; (b) expected stock price volatility of .24; (c) a risk-free interest rate of 3.5%; and (d) an expected option term of 4.2 years. Option grants during the first six months of 2006 were insignificant.

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

Stock option activity during the six months ended June 28, 2006 was as follows:

                   Shares    Weighted   Weighted  Aggregate
                     (in     Average     Average  Intrinsic
                  thousands) Exercise   Remaining Value (in
                             Price     Contractu thousands)
                                           al
                                          Term
                                           (in
                                         years)
Outstanding at      3,215    $10.51
  12/28/05
Granted                 3     13.23
Exercised            (201)     8.32
Forfeited            (127)     8.34

Outstanding at      2,890     10.62       5.6       $3,576
6/28/06
Exercisable at      2,415     10.35       5.4        3,479
6/28/06

The aggregate intrinsic value in the above table represents
the  total  pretax intrinsic value (the difference  between
the  closing stock price on June 28, 2006 and the  exercise
price,  multiplied  by the number of in-the-money  options)
that  would  have been received by option holders  had  all
option  holders exercised their options on June  28,  2006.
This  amount  will  change  as  the  stock's  market  price
changes.   The  total intrinsic value of options  exercised
during the six months ended June 28, 2006 and June 29, 2005
were  $1.0 million and $0.8 million, respectively.   As  of
June 28, 2006, total unrecognized stock-based compensation expense related to nonvested stock options amounted to approximately $904,000, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Note 4.  Earnings per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes potential common stock that arises from the hypothetical exercise of outstanding stock options using the treasury stock method. In order to prevent antidilution, outstanding stock options to purchase 829,600 and 420,900 shares of common stock at June 28, 2006 and June 29, 2005, respectively, were not included in the computation of diluted EPS as their exercise prices were higher than the market price of the common stock at the measurement date.

Note 5.  Relevant New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. The Company presents its restaurant sales net of sales taxes. Accordingly, EITF 06-3 will not impact the method for recording these sales taxes in the Company's consolidated financial statements.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB No. 109, "Accounting for Income Taxes." FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company has not yet determined the impact of the recognition and measurement requirements of FIN 48 on existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provision of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Note 6.  Legal Contingencies

In  November 2002, a lawsuit was filed in the United States
District  Court,  Middle District of  Tennessee,  Nashville
Division,  on  behalf of three plaintiffs alleging  various
wage  and hour violations by the Company of the Fair  Labor
Standards  Act  of 1938.  The plaintiffs' attorneys  sought
collective-action status for the case.   In  October  2003,
the presiding judge denied the Company's request to enforce
the  arbitration  agreements signed by the  plaintiffs  and
also  ordered  the  Company to turn over  certain  employee
addresses  to  the  plaintiffs'  attorneys.   The   Company
appealed that decision.  As part of the appeal process, the
presiding  judge  stayed the order regarding  the  employee
addresses.   In  March  2005, the Sixth  Circuit  Court  of
Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit.
In July 2005, the Company began negotiations with the plaintiffs' attorney towards a settlement, and, in April
2006, the presiding judge issued an order approving the terms of a settlement. Claim notices were sent to class members in May 2006, and, based upon the number of claims received by the claims administrator, the Company believes that the total settlement will reach the maximum level of $14.4 million, per the settlement agreements. In order to fully accrue this amount, the Company charged $8.4 million to general and administrative expenses in the second quarter of 2006. Other charges related to this lawsuit were accrued during the second and fourth quarters of 2005, amounting to $5 million and $1 million, respectively.

In  June  2006, a lawsuit was filed in the Berkeley  County
(West Virginia) circuit court on behalf of three plaintiffs
alleging  wage and hour violations similar to the Tennessee
collective-action   case   described   in   the   preceding
paragraph.   This  case  seeks  class-action  status,   but
pertains only to West Virginia employees who worked for the Company during the five years ending July 2006. This case has been removed to federal court, and a motion to dismiss and petition to compel arbitration is pending. The Company is defending this matter vigorously. The Company is unable to determine the impact, if any, of this case on its consolidated financial statements.

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

Note 7.  Proposed Merger Transaction

On  July  24,  2006,  the  Company entered  into  a  merger
agreement  under which a subsidiary of Buffets,  Inc.  will
merge  with Ryan's, and Ryan's shareholders will receive  a
cash  payment  of $16.25 per share upon the  close  of  the
transaction.  Ryan's option holders will receive  the  same
cash  payment  for  each vested option, less  the  exercise
price   of  the  option  and  any  applicable  income   tax
withholding.   Completion  of  the  transaction,  which  is
expected to occur in the fourth quarter of 2006, is subject
to  approval by Ryan's shareholders, regulatory  approvals,
receipt   of   financing   and  other   customary   closing
conditions.

Note 8.  Subsequent Events

On  July  31, 2006, the Company and its property  insurance
carrier agreed upon a final settlement of $1.4 million  for
property damage and business interruption costs related  to
Hurricanes  Katrina  and  Rita.   The  Company  expects  to
receive this payment during the third quarter of 2006 and will also recognize this amount as a credit to other restaurant expenses during the same period.

In connection with the merger transaction described above in Note 7, on July 28, 2006, a putative shareholder class action lawsuit was filed in the Court of Common Pleas, Greenville, South Carolina, naming the Company and its Directors as defendants. The complaint asserts claims of breach of fiduciary duty, alleging that the per share purchase price did not result from a fair and open process, and seeks to enjoin the merger. The Company believes that the complaint is without merit.

Note 9.  Reclassifications

Certain prior year amounts in the accompanying consolidated
financial  statements have been reclassified to conform  to
the  2006  presentation.  These reclassifications  did  not
affect   either   the   prior  year's   net   earnings   or
shareholders' equity.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended June 28, 2006 versus June 29, 2005

Restaurant sales during the second quarter of 2006 decreased by 3.1% compared to the second quarter of 2005. The average number of restaurants in operation decreased by 2.1% in the second quarter of 2006 compared to the same quarter of 2005. The Company owned and operated 334 restaurants (262 Ryan's brand and 72 Fire Mountain brand) at June 28, 2006 and 346 restaurants (286 Ryan's brand and 60 Fire Mountain brand) at June 29, 2005. In comparison to the second quarter of 2005, average weekly sales per store for all stores, including newly opened restaurants, decreased by 0.5% in 2006, and same-store sales decreased by 1.7% in 2006. In computing same-store sales, the Company averages weekly sales for those units operating for at least 18 months. All converted or relocated stores (see "Liquidity and Capital Resources") are included in the same-store sales calculation, provided that the underlying stores were operating for at least 18 months. Same-store sales and related factors for the second quarters of 2006 and 2005, as compared to their comparable prior year's quarters, were as follows:

     Same-store                       2006    2005
     Sales                           (1.7%)  (4.1%)
     Customer count                  (5.0%)  (6.8%)
     Menu factor (principally         3.3%    2.7%
     pricing)

Management believes that the Company's sales results were adversely impacted by high gasoline and utility costs during the second quarter of 2006, resulting in decreased discretionary spending and lower dining-out expenditures by its customers. Management is focusing on food quality at all of its restaurants and continues to roll out a weekend buffet breakfast program in order to increase sales. The breakfast program offers customers a buffet-style breakfast on Saturdays and Sundays and features cooked-to-order eggs and omelets, pancakes, waffles, hash browns, sausage, bacon, ham, pastries, cold cereal, juices and fresh fruit.
Breakfast was added at 37 restaurants during the second quarter of 2006 resulting in 234 breakfast locations at June 28, 2006. The Company plans to serve breakfast at all of its restaurants by the end of March 2007.

Cost of sales includes food and beverage, payroll, payroll taxes and employee benefits, depreciation, impairment, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and licenses at Company-owned restaurants. Such costs, as a percentage of sales, were 85.4% during the second quarter of 2006 compared to 87.6% during the second quarter of 2005. Food and beverage costs amounted to 34.1% of sales in 2006 and 35.4% of sales in 2005. In 2006, these costs decreased as a percentage of sales due to lower sirloin, soybean-oil, dairy, pork and fresh chicken costs. Payroll and benefits decreased to
32.1% of sales in 2006 from 32.4% of sales in 2005 due principally to better store-level controls over hourly labor and lower workers' compensation costs. All other restaurant costs, including depreciation and impairment charges, decreased to 19.2% of sales in 2006 from 19.8% of sales in 2005. This decrease resulted principally from the recognition of $1.5 million of insurance proceeds related to Hurricanes Katrina and Rita; $476,000 of settlement proceeds from a class-action credit card lawsuit; and lower impairment costs. These amounts were partially offset by higher electricity and natural gas costs, amounting to 0.7% of sales. Based on these factors, the Company's margins at the restaurant level increased to 14.6% of sales in 2006 from 12.4% of sales in 2005.

General and administrative expenses increased to 9.7% of sales in 2006 from 7.3% of sales in 2005 due principally from an $8.4 million charge in 2006 compared to a $5.0 million charge in 2005 related to the collective-action lawsuit described in Note 6 in the accompanying Notes to Consolidated Financial Statements. Also, the Company recorded a $1.4 million charge during the second quarter of 2006 for retiree medical benefits.

Interest expense for the second quarters of 2006 and 2005 amounted to 1.0% of sales and 1.1% of sales, respectively. The average effective interest rate for both quarters was 5.9%. The Company's outstanding debt has decreased by $33.8 million since the end of 2005 due to a combination of scheduled and voluntary repayments.

Revenues from franchised restaurants decreased by $135,000 from the second quarter of 2005 to the second quarter of
2006 as the Company's sole franchisee, EACO Corporation ("EACO"; formerly Family Steak Houses of Florida, Inc.), converted its Ryan's brand restaurants to non-affiliated brands in accordance with the December 2003 amendment to the franchise agreement. Per the amendment, the franchise relationship between the Company and EACO terminated on June 30, 2005, and final collection of franchise revenues was completed during the third quarter of 2005.

The effective income tax rate decreased to 29.9% for the second quarter of 2006 compared to 32.9% for the second quarter of 2005 due to higher employment tax credits from core disaster areas affected by Hurricanes Katrina and Rita.

Net earnings for the second quarter amounted to $6.9 million in the 2006 period compared to $6.3 million in the 2005 period. Weighted-average shares (diluted) were 42.6 million for the second quarters of both 2006 and 2005. Accordingly, earnings per share (diluted) amounted to 16 cents for the second quarter of 2006 compared to 15 cents for the second quarter of 2005.

Six months ended June 28, 2006 versus June 29, 2005

For the six months ended June 28, 2006, restaurant sales were down 0.6% compared to the same period in 2005. Principal factors affecting the 2006 sales decline include a 1.5% decrease in the average number of restaurants in operation, partially offset by a 1.5% increase in average weekly sales per store. Same-store sales and related factors for the first six months of 2006 and 2005, as compared to their comparable prior years' periods, were as follows:

     Same-store                       2006    2005
     Sales                             0%    (3.6%)
     Customer count                  (3.4%)  (6.3%)
     Menu factor (principally         3.4%    2.7%
     pricing)

Cost of sales, as detailed above, for the first six months of 2006 and 2005 amounted to 85.7% of sales and 86.9% of sales, respectively. In 2006, lower pork, soybean-oil product, dairy and chicken costs and a 3.4% menu factor decreased food and beverage costs to 34.3% of sales compared to 35.0% of sales for 2005. Payroll and benefits decreased to 32.0% of sales for 2006 from 32.5% of sales for 2005 due to lower hourly labor and benefit costs. All other restaurant costs, including depreciation and impairment charges, amounted to 19.4% of sales for both 2006 and 2005. Higher utility (electricity and natural gas), smallwares and local advertising costs were offset by lower impairment charges as well as by proceeds from the insurance and class-action settlements noted above in the second quarter's discussion.

General and administrative expenses increased to 7.5% of sales for 2006 from 6.2% of sales for 2005 due principally to the $8.4 million charge in 2006 for the collective-action lawsuit compared to a $5 million charge in 2005, the $1.4 million expense for retiree medical benefits and $625,000 of stock option compensation.

Effective income tax rates of 33.7% and 32.9% were used for
the  first  six months of 2006 and 2005, respectively,  due
primarily  to higher state income taxes and the  expiration
of  the federal Work Opportunity Tax Credit (except in core
disaster  areas affected by Hurricanes Katrina  and  Rita).
Although    Congress   is   discussing   the    retroactive
reinstatement of this tax credit, the Company cannot recognize any benefit in 2006 until the program is re-enacted.

Net earnings for the first six months of 2006 amounted to $17.7 million compared to $18.1 million in 2005. Weighted-average shares (diluted) were 42.6 million for the first six months of both 2006 and 2005. Accordingly, earnings per share (diluted) amounted to 41 cents in the 2006 period compared to 42 cents in the 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is from its restaurants sales, which are primarily derived from cash, checks or credit / debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding section, capital expenditures and, in prior years, stock repurchases.

A comparison of the Company's sources and uses of funds for the six-month periods ended June 28, 2006 and June 29, 2005 follow (in thousands):

                                  2006     2005     Change
   Net cash provided by           $39,116   49,062   (9,946)
   operating activities
   Net cash provided by (used      1,075   (36,680)  37,755
   in) investing activities
   Net cash used in financing    (31,731)   (3,228) (28,503)
   activities
   Net increase in cash and cash  $8,460    $9,154     (694)
   equivalents

Net cash provided by operating activities decreased by $9.9 million during the first six months of 2006 compared to the same period of 2005 mainly as a result of lower deferred income taxes and higher receivables, partially offset by higher income taxes payable. Deferred income taxes decreased due to the sale of eight closed locations and the reversal of accelerated tax depreciation. Receivables increased due to the accrual of the insurance and class-action credit card settlements described in the preceding sections. These funds were received in July 2006. Income taxes payable increased due to higher-than-normal estimated payments during the first six months of 2005.

During 2005, the Company initiated a plan to significantly reduce new store growth in 2006 and 2007 in order to concentrate efforts on existing stores and increase same-store sales. The plan also suspended share repurchases during 2006 and 2007 and anticipated using the resulting excess cash to reduce the amount of outstanding debt. In accordance with the plan, capital expenditures significantly decreased in 2006, and eight locations that closed during 2005 and 2006 as well as the Company's airplane were sold during the first six months of 2006. Sales proceeds exceeded capital expenditures for this six-month period, and, accordingly, net cash provided by investing activities increased by $37.8 million as compared to the prior period. Overall, the Company generated significant excess cash during the first six months of 2006. Outstanding debt was reduced through an $18.8 million scheduled repayment of senior notes and another $15 million of voluntary repayments
(net) of the revolving credit facility, resulting in an increase of $28.5 million in net cash used in financing activities.

At  June  28,  2006, the Company's working  capital  deficit amounted  to  $55.1  million compared  to  a  $52.3  million deficit at December 28, 2005. Management does not anticipate any adverse effects from the current working capital deficit due to the significant and steady level of cash flow provided by operations.

At June 28, 2006, the Company's outstanding debt consisted of $37.5 million of 9.02% senior notes, $100.0 million of 4.65% senior notes and a $125.0 million revolving credit facility of which $2.0 million was outstanding and accruing interest at 6.34% at that date. After allowances for letters of credit and other items, there were approximately $111 million in funds available under the revolving credit facility. The Company's ability to draw on these funds is limited by the financial covenants in the agreements governing both the senior notes and the revolving credit facility. At June 28, 2006, the Company was in compliance with all covenants under the loan agreements. Management believes that, based on its current plans, these restrictions will not impair the Company's operations during 2006.

Total capital expenditures for the first six months of 2006 amounted to $11.6 million. The Company opened two new restaurants and re-opened two other restaurants, which were both in the New Orleans metro area and closed as a result of Hurricane Katrina in August 2005. All new restaurants opened with the display cooking/lodge-look format. New restaurants generally operate under the Fire Mountain brand name in order to differentiate them from the older Ryan's and other restaurants that operate with a more traditional family steakhouse format. For the remainder of 2006, the Company plans to build and open one new restaurant. The Company is also continuing a remodeling program which adds display cooking and other interior and exterior modifications to existing Ryan's restaurants with an estimated cost per restaurant ranging from $100,000 to $350,000 depending on the layout and age of the restaurant. A remodeled restaurant may operate as either a Fire Mountain or a Ryan's based on management's assessment of the particular market. During the first six months of 2006, four restaurants were remodeled and subsequently continued to operate as a Ryan's. Management currently plans to remodel another eight to ten locations during the remainder of 2006. Total 2006 capital expenditures are estimated at approximately $28 million.

As part of the Company's routine business process, management reviews the Company's underperforming restaurants and evaluates the potential for improvement of each restaurant based on current and future traffic in each respective retail area. In general, restaurants located in satisfactory areas are remodeled, and restaurants located in declining areas are generally either relocated or closed. During the first six months of 2006, the Company closed seven restaurants, all of which were either sold or are currently held for sale.

The Company began a stock repurchase program in March 1996, and, through June 28, 2006, approximately 44.4 million shares, or 55% of total shares available at the beginning of the program, had been purchased at an aggregate cost of $334.7 million. In July 2005, the Company's Board of Directors suspended the share repurchase program and has the authority to reinstate the program at any time. Furthermore, in accordance with the Company's current growth and debt reduction plan, share repurchases have been suspended during 2006 and 2007. In addition, the merger agreement described in the following section prohibits any further share repurchases through the transaction's closing date.

PROPOSED MERGER TRANSACTION

On  July  24,  2006,  the  Company entered  into  a  merger
agreement  under which a subsidiary of Buffets,  Inc.  will
merge  with Ryan's, and Ryan's shareholders will receive  a
cash  payment  of $16.25 per share upon the  close  of  the
transaction.  Ryan's option holders will receive  the  same
cash  payment  for  each vested option, less  the  exercise
price   of  the  option  and  any  applicable  income   tax
withholding.   Completion  of  the  transaction,  which  is
expected to occur in the fourth quarter of 2006, is subject
to  approval by Ryan's shareholders, regulatory  approvals,
receipt   of   financing   and  other   customary   closing
conditions.

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

Self-Insurance Liabilities The Company self-insures a significant portion of expected losses from its workers' compensation, general liability and team member medical programs. The aggregate amounts of these liabilities were $13,596,000 at June 28, 2006 and $14,441,000 at December 28,
2005. For workers' compensation and general liability claims, the portion of any individual claim that exceeds $250,000 is covered by insurance purchased by the Company. Accrued liabilities are recorded for the estimated, undiscounted future net payments, or ultimate costs, to settle both reported claims and claims that have been incurred but not reported. On a quarterly basis, management reviews claim values as estimated by a third-party claims administrator ("TPA") and then adjusts these values for estimated future increases in order to record ultimate costs. Both current and prior years' claims are reviewed because estimated claim values are frequently adjusted by the TPA as new information, such as updated medical reports or settlements, is received. Management reviews the relationship between historical claim estimates and payment history, overall number of accidents and historical claims experience in order to make an ultimate cost estimate. For team member medical claims, the portion of any individual claim that exceeds $300,000 is covered by insurance purchased by the Company. Accruals are based on management's review of historical claims experience. Unexpected changes in any of these factors could result in costs that are materially different than initially reported.

Income  Taxes  The Company estimates certain components  of
the provision for income taxes on a quarterly basis.  These
estimates include, among other items, depreciation  expense
allowable  for tax purposes, allowable federal tax  credits
for  items  such  as  Work Opportunity,  Welfare  to  Work,
Renewal  Community and FICA taxes paid on reported employee
tip  income,  effective rates for state  and  local  income
taxes,  and  the tax deductibility of certain other  items.
These estimates are based on the best available information
at   the   time  the  tax  provision  is  prepared.    Work
Opportunity Tax Credits related to the core disaster areas affected by Hurricanes Katrina and Rita increased by approximately $1.1 million during the second quarter of 2006.

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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to interest rate risk on its variable-rate debt, which is composed entirely of outstanding debt
under   the   Company's  revolving  credit   facility   (see
"Liquidity and Capital Resources"). At June 28, 2006, there was $2.0 million in outstanding debt under this facility. Interest rates for the facility generally change in response to LIBOR. Management estimates that a one-percent increase in interest rates throughout the quarter ended June 28, 2006 would have increased interest expense by approximately $23,000 and decreased net earnings by approximately $15,000.

While the Company has entered into interest rate derivative agreements in the past, there were no such agreements outstanding during the quarter ended June 28, 2006. The Company does not enter into financial instrument agreements for trading or speculative purposes.


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

During the second quarter of 2006, the Company did not  make
any   changes  in  its  internal  controls  over   financial
reporting that have materially affected, or are reasonably likely to materially affect, those controls.


                   FORWARD-LOOKING INFORMATION

In  accordance  with  the  safe harbor  provisions  of  the
Private  Securities  Litigation Reform  Act  of  1995,  the
Company  cautions  that the statements  in  this  quarterly
report and elsewhere that are forward-looking involve risks
and  uncertainties  that may impact  the  Company's  actual
results   of   operations.   All  statements   other   than
statements  of  historical  fact that  address  activities,
events   or  developments  that  the  Company  expects   or
anticipates will or may occur in the future, including such
things  as  Company  plans  or  strategies,  deadlines  for
completing  projects, expected financial results,  expected
regulatory environment and other such matters, are forward-
looking   statements.   The  words  "estimates",   "plans",
"anticipates", "expects", "intends", "believes" and similar
expressions   are   intended  to  identify  forward-looking
statements.   All forward-looking information reflects  the
Company's  best judgment based on current information,  but
there   can  be  no  assurance  that  such  forward-looking
information will actually occur. While it is not possible to identify all relevant factors, the risks and factors described from time to time in the Company's reports filed with the SEC, including the Company's annual report on Form
10-K  for the fiscal year ended December 28, 2005 and  Part
II, Item 1A of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from expectations or the Merger contemplated by the Agreement and Plan of Merger to which the Company and Buffets, Inc. are parties not to be consummated.

                   PART II.  OTHER INFORMATION

Item 1.                  Legal Proceedings.

       In  November 2002, a lawsuit was filed in the United
       States District Court, Middle District of Tennessee,
       Nashville  Division, on behalf of  three  plaintiffs
       alleging  various  wage and hour violations  by  the
       Company  of  the Fair Labor Standards Act  of  1938.
       The  plaintiffs'  attorneys sought collective-action
       status for the case.  In October 2003, the presiding
       judge  denied the Company's request to  enforce  the
       arbitration agreements signed by the plaintiffs  and
       also  ordered  the  Company  to  turn  over  certain
       employee  addresses  to  the plaintiffs'  attorneys.
       The  Company appealed that decision.  As part of the
       appeal process, the presiding judge stayed the order
       regarding  the employee addresses.  In  March  2005,
       the  Sixth  Circuit  Court of Appeals  affirmed  the
       ruling  that  denied enforcement of the  arbitration
       issue, and in June 2005, the presiding judge ordered
       that  notices  be sent to potential  class  members,
       thereby  approving collective-action status for  the
       lawsuit.    In   July   2005,  the   Company   began
       negotiations with the plaintiffs' attorney towards a
       settlement, and, in April 2006, the presiding  judge
       issued an order approving the terms of a settlement.
       Claim  notices  were sent to class  members  in  May
       2006,  and, based upon the number of claims received
       by  the  claims administrator, the Company  believes
       that  the  total settlement will reach  the  maximum
       level   of   $14.4   million,  per  the   settlement
       agreements.   In order to fully accrue this  amount,
       the  Company  charged $8.4 million  to  general  and
       administrative  expenses in the  second  quarter  of
       2006.   Other  charges related to this lawsuit  were
       accrued during the second and fourth quarters of 2005, amounting to $5 million and $1 million, respectively.

       In  June  2006, a lawsuit was filed in the  Berkeley
       County  (West Virginia) circuit court on  behalf  of
       three  plaintiffs alleging wage and hour  violations
       similar  to  the  Tennessee  collective-action  case
       described  in  the preceding paragraph.   This  case
       seeks class-action status, but pertains only to West
       Virginia employees who worked for the Company during
       the five years ending July 2006.  This case has been
       removed  to  federal court, and a motion to  dismiss
       and  petition to compel arbitration is pending.  The
       Company  is  defending this matter vigorously.   The
       Company  is unable to determine the impact, if  any,
       of   this   case   on  its  consolidated   financial
       statements.

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

       In  connection with the merger transaction described
       above  (see "Proposed Merger Transaction"), on  July
       28,   2006,  a  putative  shareholder  class  action
       lawsuit was filed in the Court of Common Pleas, Greenville, South Carolina, naming the Company and its Directors as defendants. The complaint asserts claims of breach of fiduciary duty, alleging that the per share purchase price did not result from a fair and open process, and seeks to enjoin the merger. The Company believes that the complaint is without merit.

Item 1A.                 Risk Factors.

       In addition to the Risk Factors set forth in the Company's Annual Report on Form 10-K for the year ended December 28, 2005, shareholders and potential shareholders should consider the following:

       Risk  that  Merger with Subsidiary of Buffets,  Inc.
       Does Not Close.  As outlined in the Company's Report
       on  Form  8-K  with  date  of  July  24,  2006,  the
       Agreement  and Plan of Merger to which  the  Company
       and   Buffets,   Inc.  are  parties   (the   "Merger
       Agreement") contains certain termination rights  for
       both  the  Company and Buffets, and consummation  of
       the  Merger contemplated by the Merger Agreement  is
       subject  to  the satisfaction or waiver  of  certain
       conditions.  These conditions include the receipt of
       the  necessary  financing by Buffets and  regulatory
       approvals   as  well  as  other  customary   closing
       conditions, including, among others, (i) approval by
       the  Company's stockholders and (ii) the absence  of
       any order or injunction prohibiting the consummation
       of  the Merger.  The Merger Agreement provides that,
       upon   termination  under  specified  circumstances,
       Ryan's   would   be  required  to  pay   Buffets   a
       termination fee of $25 million, including up to  $10
       million  for  expenses  incurred  by  Buffets.   Any
       termination of the Merger Agreement would likely have a material effect on the trading price of the Company's shares.

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

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  RYAN'S RESTAURANT GROUP, INC.
                          (Registrant)



August 7, 2006           /s/Charles D. Way
                         Charles D. Way
                         Chairman and
                         Chief Executive Officer



August 7, 2006           /s/Fred T. Grant, Jr.
                         Fred T. Grant, Jr.
                         Senior Vice President-Finance and
                         Treasurer and Assistant Secretary
                         (Principal Financial and Accounting
                         Officer)



August 7, 2006           /s/Richard D. Sieradzki
                         Richard D. Sieradzki
                         Vice President-Accounting and
                         Corporate Controller